Form 10-K
period 1993-12-31
FIRST NATIONAL BANCORP /GA/
filed 1994-03-28
CIK 351825

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

            /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED              COMMISSION FILE
         DECEMBER 31, 1993                     NUMBER  0-10657

                             FIRST NATIONAL BANCORP
             (Exact name of registrant as specified in its charter)

              Georgia                             58-1415138
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)

    303 Jesse Jewell Parkway, Suite 700            30501
           Gainesville, Georgia                   (Zip Code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code (404) 503-2000

          Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $1.00 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes /X/     No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

The aggregate market value of voting stock (based on a per share price of $21.50 which is the average of the bid and asked prices as quoted by the National Association of Securities Dealers Automatic Quotation System (NASDAQ) as of March 7, 1994) held by persons other than directors or executive officers on December 31, 1993 was $280,001,918. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 7, 1994, the number of shares of the registrant's common stock outstanding was 15,812,013 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain pages of the 1993 Annual Report to shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1994, are incorporated herein by reference in Parts, I, II, III, and IV of this Form 10-K

                    FIRST NATIONAL BANCORP AND SUBSIDIARIES

                                   FORM 10-K

                               TABLE OF CONTENTS




Part I.                                                                     Page

         Item     1.      Business                                            3

         Item     2.      Properties                                          7

         Item     3.      Legal Proceedings                                   7

         Item     4.      Submission of Matters to a Vote of
                          Security Holders                                    7


Part II.

         Item     5.      Market for Registrant's Common Equity and Related
                          Stockholder Matters                                 8

         Item     6.      Selected Financial Data                             8

         Item     7.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                 8

         Item     8.      Financial Statements and Supplementary Data         8

         Item     9.      Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure              8

Part III.

         Item     10.     Directors and Executive Officers of the Registrant  9

         Item     11.     Executive Compensation                              9

         Item     12.     Security Ownership of Certain Beneficial Owners
                          and Management                                      9

         Item     13.     Certain Relationships and Related Transactions      9

Part IV.

         Item     14.     Exhibits, Financial Statement Schedules and
                          Reports on Form 8-K                                10




Signatures                                                                   11

ITEM 1.  BUSINESS

         First National Bancorp (Registrant) was incorporated as a Georgia business corporation in 1980. In July 1981, through a plan of reorganization, the Registrant acquired all of the issued and outstanding common stock of The First National Bank of Gainesville (FNBG), Gainesville, Georgia in exchange for Registrant's common stock.

         Because of its ownership of all the issued and outstanding shares of common stock of the following banks, Registrant is a "bank holding company" as that term is defined under Federal law in the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia.
As a bank holding company, the Registrant is subject to the applicable provisions of the Federal Reserve System and the Georgia State Department of Banking and Finance. The Registrant's primary business as a bank holding company is to manage the business and affairs of its banking subsidiaries.
The Registrant's subsidiary banks provide a full range of banking and mortgage banking services to their customers.

         Since its formation in 1980 through December 31, 1993, the Registrant has acquired fourteen banks in addition to the founding bank, FNBG. Those banks which have been acquired and some information about each is presented in the "Acquisition Schedule, Properties, and Other Information" table below.

         The following table lists the Registrant and subsidiaries, disclosing information pertinent to Part I, Item 1 and properties information disclosure as required in Part I, Item 2 of Form 10-K instructions.

            Acquisition Schedule, Properties, and Other Information
                    First National Bancorp and Subsidiaries
                              At December 31, 1993

                                                                                                Banking
                                                                             Bancorp            Locations
   Bank                  Acquisition                       Accounting        Shares           in Addition to
   Acquired              Date             County             Method           Issued            Main Office
=============================================================================================================
First National Bancorp
(Parent)                  ---              Hall             ---              ---                   ---
- -------------------------------------------------------------------------------------------------------------
The First National
Bank of Gainesville       7/31/81          Hall             Exchange         480,000               6
- -------------------------------------------------------------------------------------------------------------
First National Bank
of Habersham              3/1/83           Habersham        Purchase         ---                   2
- -------------------------------------------------------------------------------------------------------------
Granite City Bank         8/31/84          Elberton         Purchase         219,711               3
- -------------------------------------------------------------------------------------------------------------
Bank of Clayton           10/18/84         Rabun            Purchase         186,980               1
- -------------------------------------------------------------------------------------------------------------
First National Bank
of White County           9/30/85          White            Purchase         633,546               1
- -------------------------------------------------------------------------------------------------------------
First National Bank
of Jackson County         3/31/86          Jackson          Purchase         99,450                1
- -------------------------------------------------------------------------------------------------------------
The Citizens Bank         12/31/86         Stephens         Pooling          436,727               1
- -------------------------------------------------------------------------------------------------------------
Bank of Banks County      7/30/87          Banks            Pooling          159,947               2
- -------------------------------------------------------------------------------------------------------------
First National Bank
of Gilmer County          12/31/87         Gilmer           Pooling          239,890               1
- -------------------------------------------------------------------------------------------------------------
Peoples Bank of
Forsyth County            4/12/89          Forsyth          Pooling          713,552               2
- -------------------------------------------------------------------------------------------------------------
Pickens County Bank       7/30/89          Pickens          Pooling          371,136               0
- -------------------------------------------------------------------------------------------------------------
The First National
Bank of Paulding County   1/30/92          Paulding         Pooling          724,400               4
- -------------------------------------------------------------------------------------------------------------
Citizens Bank, Cherokee
County                    10/30/92         Cherokee         Purchase         161,201               3
- -------------------------------------------------------------------------------------------------------------
Bank of Villa Rica        5/31/93          Carroll          Pooling          314,142               0
- -------------------------------------------------------------------------------------------------------------
The Community Bank
of Carrollton             8/31/93          Carroll          Pooling          331,122               0


Share numbers are not restated to reflect stock splits. Cash or notes issued in purchase accounting acquisitions are not shown. All locations are in counties of Georgia.

         The deposits of all subsidiary banks are insured through the Federal Deposit Insurance Corporation. Of the above subsidiaries, only those banks chartered as national banks (FNBG, First National Bank of Habersham, First National Bank of White County, First National Bank of Jackson County, First National Bank of Gilmer County, and The First National Bank of Paulding County) are members of the Federal Reserve. The necessary Federal Reserve services needed by non-member subsidiary banks are provided on a pass-through basis by FNBG or a correspondent bank.

         All subsidiary banks provide a complete range of retail banking services to individuals. These services include checking and savings accounts, certificates of deposit, personal loans, mortgage loan services, credit card services, loans for education, and other consumer oriented financial services as well as safe deposit and night depository facilities. They provide lending, depository, and related financial services to commercial and industrial, financial, and governmental customers. Included in the loan portfolio are short- and medium-term loans and revolving credit arrangements, letters of credit, inventory financing, and real estate construction loans. Registrant also engages in mortgage banking activities through a division of FNBG.
Neither Registrant nor its subsidiaries engage in any foreign operations.

         All subsidiary banks offer their customers twenty-four hour automated teller services. This service allows customers to execute many banking functions normally associated with a full-service teller.

         FNBG, as the lead bank of Registrant, offers a wide variety of trust services, including administering (as trustee and in other fiduciary and representative capacities) pension, profit-sharing, and other employee benefit plans; corporate and personal trusts; and estates. These trust services are offered by FNBG to the customers of all the other subsidiary banks. FNBG provides data processing services for all of the Registrant's affiliated banks, and one non-affiliated bank located in northeast Georgia.

         On February 28, 1994, Registrant and Metro Bancorp, Inc., ("Metro") completed a merger, structured as a tax-free exchange whereby Metro shareholders received $4.00 in cash or .20 share of Registrant's $1.00 par value common stock for each share of Metro stock. Metro was a single bank holding company, whose wholly-owned subsidiary, The Commercial Bank of Douglasville, located in Douglasville, Georgia, became Registrant's sixteenth affiliate. The transaction was accounted for as a purchase. The purchase price is subject to adjustment and could increase to a maximum of $5.00 per share depending on Metro's success in resolving selected problem loans. As of December 31, 1993, total consolidated assets of Metro was approximately $135.0 million and shareholders' equity was approximately $7.1 million.

         On March 15, 1994, officials of Registrant and Barrow Bankshares, Inc., ("Barrow"), Barrow County, Georgia, whose wholly-owned subsidiary is Barrow
Bank & Trust Company, signed an Agreement of Reorganization and Plan of Agreement, whereby Registrant will, after satisfaction of all legal and regulatory requirements by both parties, exchange 1.37 shares of Registrant's $1.00 par value common stock for each share of the 379,682 shares of Barrow stock outstanding. No cash, except for fractional shares, will be offered in the transaction, which will be accounted for as a pooling-of-interests. The merger is subject to approval by Barrow shareholders and various regulatory authorities. As of December 31, 1993, total consolidated assets of Barrow and its subsidiary bank were approximately $54.2 million and shareholders' equity was approximately $5.5 million. After the merger and reorganization, Barrow Bank & Trust Company will become Registrant's seventeenth affiliate bank.

COMPETITION

         Each of Registrant's fifteen subsidiary banks competes actively with other banks located in or near its service area. Such competition encompasses efforts to obtain new deposits, type and convenience of services offered, loan rates, and interest rates paid on time deposits, as well as other aspects of banking. This is compounded by the entrance into the markets of large banking and super-regional out-of-state banks, which are crossing over state lines and competing with smaller, locally owned, community banks. In addition, affiliate banks encounter substantial competition from other financial services companies engaged in the business of making loans or accepting savings deposits, such as savings and loan associations, savings banks, small loan companies, credit unions, certain governmental agencies, insurance companies, and various mutual and money market funds.

EMPLOYEES

         At December 31, 1993, the Company and its subsidiary banks had 1,074 full-time equivalent employees. Registrant provides a wide range of benefits to employees, including educational opportunities, group life and major medical insurance programs, and retirement and stock purchase plans. Registrant is not a party to any collective bargaining agreements and believes that its employee relations are excellent.

MONETARY POLICIES

        The results of operations of the subsidiary banks, and therefore of Registrant, are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve regulates the national supply of bank credit, and utilizes its powers in efforts to curb inflationary pressures and combat economic recession. Among the means available to the Federal Reserve are open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

         Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The historical statements of income of Registrant reflect the effects of monetary policies during the periods covered thereby. The nature of future monetary policies and the effects thereof on the future business and earnings of Registrant and its affiliate banks cannot be predicted.

         Additional information in response to this item is incorporated by reference to "Management's Discussion and Analysis of Finanical Condition and Results of Operations" and "Selected Statistical Information" appearing on pages 19 through 36, and "Note 7 Short-Term Borrowings" on page 47 of the 1993 Annual Report to shareholders.


SUPERVISION AND REGULATION

         Bank and bank holding company operations are highly regulated, both at the federal and state levels. Registrant's activities are regulated by the Federal Bank Holding Company Act of 1956 (the "Act), which requires each bank holding company to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than five percent (5%) of the voting shares of any bank. The Act prohibits acquisition of shares of a bank located outside the state in which the operations of Registrant's affiliate banks are principally conducted, unless specifically authorized by statute of the other state.

         The Act also prohibits, with certain exceptions, acquisitions of more than five percent (5%) of the voting shares of any company which is not a bank and the conduct by a holding company (directly or through its subsidiaries) of any business other than banking, or performing services for its subsidiaries, without prior approval of the Federal Reserve.

         Pusuant to the Act, Registrant is supervised and regularly examined by the Federal Reserve.

         The laws of Georgia require annual registration with the Georgia Department of Banking and Finance (GDBF) by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations, management, and intercompany relationships of the bank holding company and its subsidiaries and related matters. The GDBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the GDBF have been complied with, which may, from time to time, include examinations.

         The State of Georgia has allowed regional interstate banking by permitting banking organizations in certain Southeastern states to acquire Georgia banking organizations, if Georgia banking organizations were allowed to acquire banking organizations in their states (commonly known as the "Southeast Compact"). As a result of the Southeast Compact, banking organizations in other Southeastern states have entered the Georgia market through acquisitions of many Georgia institutions. Those acquisitions were subject to federal and Georgia approval. Banking organizations outside of the Southeast Compact were prevented from acquiring banking institutions in Georgia and Georgia institutions were prevented from acquiring banks outside of this region. On March 16, 1994, the Georgia Legislature passed a measure to allow interstate banking, by removing the Southeast Compact barrier. The Governor of Georgia is expected to approve this measure later this year.

         Each of Registrant's banking affiliates is also supervised and regularly examined by regulatory agencies pursuant to applicable banking laws. The deposits of each affiliate bank are insured by the Bank Insurance Fund
(BIF) administered by the Federal Deposit Insurance Corporation (FDIC). State-chartered banks are supervised by the GDBF and are regularly examined by that agency and the FDIC. Affiliate banks which are national banks are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC), and are also subject to regulation by Federal Reserve and the FDIC.

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) adopted on August 9, 1989, has significantly affected the operation of financial institutions. As was authorized by FIRREA, deposit insurance pemiums payable by affiliate banks to the BIF, have been significantly increased. FIRREA also redefined applicable capital standards for the affiliate banks. Regulations adopted by the FDIC and the OCC since the enactment of FIRREA have established new minimum leverage capital requirements for banks. All of Registrant's affiliate banks are in compliance with the minimum capital requirements applicable to them.

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was inacted into law. FDICIA provides for, among other things, establishment by the federal banking agencies of revised risk-based capital requirements designed to account for interest rate risk, concentration of credit risk, and the risks of nontraditional activities; the recapitalization of BIF; enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the establishment of risk-based deposit insurance premiums; limitation of equity investments and other activities permissible to state and national banks, among other financial institutions; greater restrictions on transactions with affiliates; and mandatory consumer protection disclosures with respect to deposit accounts. Certain provisions of FDICIA which are applicable to Registrant and its affiliate banks are discussed below.

         FDICIA requires the federal banking regulators to define five levels of regulatory capital (i.e., well capitalized, adquately capitalized, undercapitalized, significantly under-capitalized, and critically undercapitalized), mandates specific enforcement actions that the federal banking agencies must take with respect to depository institutions whose capital level is significantly below the required minimums. Depending on the capital level which the institution fails to meet, such an institution may be prohibited from increasing its assets, acquiring another institution, establishing a branch, engaging in any new activities, or making capital distributions. Any company controlling such an institution, such as Registrant, may be required to guarantee that the institution will achieve minimum capital levels in accordance with a capital restoration plan approved by the federal banking agency. Other actions which the federal banking agencies may take with respect to such an institution include requiring the issuance of additional voting securities; placing limitations on asset growth; mandating asset reduction; mandating changes in senior management; requiring the divestiture, merger or acquisition of the institution; placing restrictions on executive compensation; and any other action that the agency deems appropriate. If the depository institution's capital levels fall below certin levels, FDICIA requires that the appropriate federal banking agency be appointed as a receiver or conservator of the institution. All of Registrant's affiliate banks fall into the category of well-capitalized at December 31, 1993.

         The FDIC also adopted a final rule establishing a risk-based insurance premium assessment system which took effect on January 1, 1993. Under this regulation, insurance premiums, paid into BIF, will range between $.23 and $.31 on each $100 of deposits, depending on the regulatory capital level and supervisory rating of the institution. This risk-based premium assessment system did not result in any material increase in insurance premium assessments applicable to Registrant's affilate banks, due to their relatively high levels of regulatory capital and generally favorable supervisory ratings. However, the FDIC has indicated that it will review the adequacy of the premium assessment levels from time to time and will make further changes in premium rates as necessary to assure sufficient reserves are maintained in BIF.

         Proposals for new legislation or rule making affecting the financial services industry are continuously being advanced and considered at both the national and state levels. Current proposals are focused primarily upon restructuring and strengthening regulations and supervison to reduce the risks to which assets of banks are exposed. There can be no assurance as to the substance of any legislation or regulations that may ultimately emerge from such proposals or what effect they may have on Registrant and its operations in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning the executive officers of the Registrant is set forth below:

                                                                       YEARS OF SERVICE
                                                                    WITH REGISTRANT AND/OR
NAME                      AGE     POSITION WITH THE REGISTRANT            SUBSIDIARY
- ----                      ---     ----------------------------            ----------
Richard A. McNeece        54      Director, Chairman, and CEO of
                                  Registrant; Chairman,                      6
                                  Director and CEO of FNBG
Peter D. Miller           47      Director, President, CAO, and
                                  CFO of Registrant;                         16
                                  Senior Vice President and CFO of FNBG
C. Talmadge Garrison      61      Senior Vice President and Secretary of
                                  Registrant                                 30
                                  and FNBG
Bryan F. Bell             47      Senior Vice President/Affiliate Credit
                                  Administration of Registrant; Director
                                  of Citizens Bank, Cherokee County          8
Stephen Rownd             34      Senior Vice President/Credit Policy of
                                  Registrant and Group Vice
                                  President/Credit Policy of FNBG            2
Richard D. White          44      Director and President of FNBG             22

         All of the above named individuals have been employed by Registrant or its affiliates in various executive, senior management, or policy making positions for at least five years, with the exception of Mr. Rownd. Mr. Rownd joined the Registrant in 1991. Prior thereto, Mr. Rownd was Senior Vice President, Credit Policy, with Barnett Bank of Atlanta, from 1990 to 1991; and Vice President - Credit Administration Manager, with Barnett Bank of South Florida in Miami, from 1988 to 1990.

         All executive officers of Registrant serve at the pleasure of the Board of Directors. There are not any family relationships between any executive officer and/or directors and there are no arrangements or understandings between any such officer and any other person pursuant to which such officer was elected, other than arrangements or understandings with directors or executive officers of Registrant acting solely in their capacities as such.

OTHER

         For additional disclosure of certain selected statistical information of the Registrant and its subsidiaries see Management's Discussion and Analysis of Financial Condition and Results of Operations and the Selected Statistical Information appearing on pages 19 through 36 of the Registrant's 1993 Annual Report to shareholders which is incorporated by reference in this Form 10-K Annual Report.

ITEM 2.   PROPERTIES

        Registrant's fifteen subsidiary banks operate as autonomously as is possible under a holding company structure within their particular counties and maintain separate banking facilities, which each subsidiary bank owns or leases. In addition, Registrant owns a main office building, used as its corporate offices, and several other offices used to house banking support operations. See Item 1. Business for additional information concerning properties.

ITEM 3.   LEGAL PROCEEDINGS

         The nature of the business of Registrant and its subsidiaries ordinarily results in a certain amount of litigation. Accordingly, Registrant and its subsidiaries are parties (both as plaintiff and defendant) to a limited number of lawsuits incidental to their business and, in certain of such suits, claims or counterclaims have been asserted. In the opinion of management and counsel for Registrant, these lawsuits generally may be considered ordinary litigation incidental to the conduct of business and in none of these cases should the ultimate outcome have a material adverse effect on Registrant's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The market, stock price, and dividend information which appears on page 35 of Registrant's 1993 Annual Report to shareholders, is incorporated by reference in this Form 10-K Annual Report. The discussion of source of dividends and restrictions on dividends, which may be declared by the subsidiary banks, appearing on page 53, Note 14, of Registrant's 1993 Annual Report to shareholders, is incorporated by reference in this Form 10-K Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA

         The Selected Financial Data which appears as a part of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20 of Registrant's 1993 Annual Report to shareholders, is incorporated by reference in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears on pages 19 through 35 of Registrant's 1993 Annual Report to shareholders, is incorporated by reference in this Form 10-K Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements, together with the report thereon of KPMG Peat Marwick, dated January 28, 1994, appearing on pages 37 through 56 of Registrant's 1993 Annual Report to shareholders, are incorporated by reference in this Form 10-K Annual Report.

         Consolidated quarterly financial information appearing on page 56 of the Registrant's 1993 Annual Report to shareholders, is incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Within the twenty-four month period prior to the date of Registrant's most recent financial statements, and for the year ended December 31, 1993, Registrant did not change accountants and had no disagreements with its accountants on any matter of accounting principles, practices, or financial statement disclosure.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors is presented on pages 2 through 6 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 20, 1994, which information is incorporated by reference in this Form 10-K Annual Report.

         Information concerning executive officers of Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 1. Business, hereof.

ITEM 11.  EXECUTIVE COMPENSATION

         Executive Compensation is shown under Compensation of Executive Officers on pages 9 through 18 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 20, 1994, which is incorporated by reference in this Form 10- K Annual Report.

         Compensation of Directors is shown under Compensation of Directors on page 18 of the Proxy Statement For Annual Meeting of Shareholders, to be held April 20, 1994, which is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Principal Shareholders of Registrant which appears on page 9 of the Proxy Statement For Annual Meeting of Shareholders, to be held April 20, 1994, is incorporated by reference in this Form 10-K Annual Report.

         Security Ownership of Directors, Nominees, Executive Officers, and Directors and Executive Officers, as a group, which appears on pages 7 through 9 of the Proxy Statement For Annual Meeting of Shareholders, to be held April 20, 1994, is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management which appears on page 19 of the Proxy Statement For Annual Meeting of Shareholders, to be held April 20, 1994, is incorporated by reference in this Form 10-K Annual Report.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)1.FINANCIAL STATEMENTS

        The following consolidated financial statements of Registrant and its subsidiaries and independent auditors' report, incorporated herein by reference from pages 37 through 56 of Registrant's 1993 Annual Report to shareholders, have been filed as Item 8 in Part II of this report:


Independent Auditors' Report
Consolidated Balance Sheets - December 31, 1993 and 1992
Consolidated Statements of Income - Years ended December 31, 1993,
  1992, and 1991
Consolidated Statements of Shareholders' Equity - Years ended
  December 31, 1993, 1992, and 1991
Consolidated Statements of Cash Flows - Years
  ended December 31, 1993, 1992, and 1991
Notes to Consolidated Financial Statements


(a)2.FINANCIAL STATEMENT SCHEDULES

       Financial statement schedules are omitted as the required information is not applicable.

(a)3.EXHIBITS LIST

       See Exhibit Index included as page 13 of this report, which is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

       Current Report on Form 8-K, dated December 28, 1993, was filed on December 31, 1993, pertaining to the issuance of 63,676, $1.00 par value common stock shares of Registrant, used in the acquisition of First Citizens Bancorp of Cherokee County, Inc., which was the parent company of Citizens Bank, Cherokee County.

       Current Report on Form 8-K, dated October 20, 1993, was filed on October 27, 1993, pertaining to the promotion of J. Reid Moore to the Controller's position with Registrant.

       Current Report on Form 8-K, dated October 14, 1993, was filed on October 14, 1993, pertaining to the signing of an Agreement of Reorganization and Plan of Merger, by Registrant and Metro, whereby Registrant will merge with Metro and acquire all of the outstanding shares of Metro's subsidiary bank, The Commercial Bank of Douglasville, Georgia.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, First National Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST NATIONAL BANCORP



By:      /s/ Richard A. McNeece
         ---------------------------------------------
         Richard A. McNeece,
         Chairman and Chief Executive Officer


By:      /s/  Peter D. Miller
         ---------------------------------------------
         Peter D. Miller,
         President, Chief Administrative and Chief Financial Officer



By:      /s/  J. Reid Moore
         ---------------------------------------------
         J. Reid Moore
         Group Vice President and Controller



Date:    March 28, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First National Bancorp and in the capacities and on the dates indicated.



/s/  Richard A. McNeese         3/28/94
- ----------------------------   --------                     ------------------------------------   --------
Richard A. McNeece, Director,     Date                      Edwin C. Poss, Director                  Date
Chairman and CEO
                                                            /s/ W. Harold Prather                   3/28/94
/s/ Jane Woods Banks            3/28/94                     ------------------------------------   --------
- ----------------------------   --------
Jane Wood Banks, Director         Date                      W. Harold Prather, Director               Date

                                                            /s/ Paul J. Reeves                      3/28/94
- ----------------------------   --------                     ------------------------------------   --------
Thomas S. Cheek, Director         Date                      Paul J. Reeves, Director                  Date

/s/ James H. Harris, Jr.        3/28/94
- ----------------------------   --------                     ------------------------------------   --------
James H. Harris, Jr., Director    Date                      A. Roy Roberts, Jr., Director             Date

                                                            /s/ Richard L. Shockley                 3/28/94
- ----------------------------   --------                     ------------------------------------   --------
John H. Henderson, Director       Date                      Richard L. Shockley, Director & Vice      Date
                                                            Chairman

/s/ Ray C. Jones               3/28/94                       /s/ Harold L. Smith                     3/28/94
- ---------------------------   --------                       ------------------------------------   --------
Ray C. Jones, Director            Date                       Harold L. Smith, Director                Date

/s/ Arthur J. Kunzer, Jr.       3/28/94                      /s/ W. Woodrow Stewart                 3/28/94
- ---------------------------     -------                      ------------------------------------   --------
Arthur J. Kunzer, Jr., Director   Date                       W. Woodrow Stewart, Director              Date

                                3/28/94                     /s/ Bobby M. Thomas                     3/28/94
- ---------------------------     -------                     ------------------------------------   --------
J.B. McKibbon, Jr., Director      Date                      Bobby M. Thomas, Director                 Date

/s/ J.M. McRae                  3/28/94
- ---------------------------    --------                     ------------------------------------   --------
J. M. McRae, Director and                                   Mack G. West, Director                     Date
Chairman  Emeritus               Date

/s/ Peter D. Miller            3/28/94                      /s/ Joe Wood, Jr.                       3/28/94
- --------------------------     --------                     ------------------------------------   --------
Peter D. Miller, Director,        Date                      Joe Wood, Jr., Director                   Date
President, CAO and CFO

/s/ Loy D. Mullinax             3/28/94                     /s/ J. Reid Moore                       3/28/94
- --------------------------     --------                     ------------------------------------   --------
Loy D. Mullinax, Director         Date                      J. Reid Moore, Group Vice President       Date
                                                            and Controller

- -------------------------      ----------
J.L. Nix, Director                Date

EXHIBITS INDEX

                                                                                                                       Sequential
Exhibit                                                                                                                Page
Number   Description                                                                                                   Number
3.1      Articles of Incorporation of First National Bancorp, as amended, (incorporated by reference to such             - -
         document filed as Exhibit 3.1 to Registrant's Registration Statement No. 33-64590 on Form S-4).

3.2      Bylaws of First National Bancorp currently in effect (incorporated by reference to Exhibit 3.2                  - -
         of Registrant's Registration Statement No. 33-64590 on Form S-4).

10.1     1988 Employee Stock Option Plan of First National Bancorp (incorporated by reference to such                    - -
         document filed as Exhibit 4.1 to Registrant's Registration Statement No. 33-24985 on Form S-8).

10.2     1990 Employee Stock Option Plan of First National Bancorp and Amendment thereto dated July 17, 1991             - -
         (incorporated herein by reference to such document filed as Exhibit 10.3 of Registrant's Registration
         Statement No. 33-64590 on Form S-4).

10.3     Change of Control Agreement, dated June 23, 1992, between First National Bancorp and Richard A. McNeece         - -
         (incorporated herein by reference to such document filed as Exhibit 10.7 of Registrant's Registration
         Statement No. 33-50422 on Form S-4).

10.4     Change of Control Agreement, dated June 16, 1992, between First National Bancorp and Peter D. Miller            - -
         (incorporated herein by reference to such document filed as Exhibit 10.8 of Registrant's Registration
         Statement No. 33-50422 on Form S-4).

10.5     Change of Control Agreement, dated June 16, 1992, between First National Bancorp and C. Talmadge Garrison       - -
         (incorporated herein by reference to such document filed as Exhibit 10.9 of Registrant's Registration
         Statement No. 33-50422 on Form S-4).

10.6     Change of Control Agreement, dated June 24, 1992, between First National Bancorp and Richard D. White
         (incorporated herein by reference to such document filed as Exhibit 10.10 of Registrant's Registration
         Statement No. 33-50422 on Form S-4).                                                                            - -

10.7     1993 Employee Stock Option Plan of Registrant dated April 26, 1993 (incorporated herein by reference            - -
         to such document filed as Exhibit 10.11 of Registrant's Registration Statement No. 33-64590 on Form S-4).

10.8     First National Bancorp Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 of Registrant's  - -
         Registration Statement No. 33-64590 on Form S-4).

10.9     Change of Control Agreement, dated June 16, 1993, between First National Bancorp and Bryan F. Bell.             14

11.1     Computation of Net Income per Common Share.                                                                     25

13.1     1993 Annual Report to shareholders for the year ended December 31, 1993, including certain pages of             26
         which are incorporated herein by reference.

21.1     Subsidiaries of the Registrant at December 31, 1993 are incorporated by reference to Acquisition Schedule,      - -
         Properties, and Other Information, provided under Item I. Business of this document.

23.1     Independent Auditors' Consent to incorporation by reference in Registrant's Registration Statements No.         102
         33-32997, No. 33-24985, 33-41878, 33-61586 and 33-68770 on Form S-8 and No. 33-41877 on Form S-3.

99.1     Proxy Statement For Annual Meeting of Shareholders, to be held April 20, 1994, certain pages of which are       103
         incorporated herein by reference.

                                      13