Form 10-Q
period 1994-03-31
FIRST NATIONAL BANCORP /GA/
filed 1994-05-09
CIK 351825

                        UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q


/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1994

                             or

/ /     Transition Report Pursuant  to Section 13 or 15(d)
           of the Securities Exchange Act of 1934

      For the transition period from ------ to -------


                 Commission File No. 0-10657


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

                       (404) 503-2500
    (Registrant's telephone number, including area code)

                       Not Applicable
   (Former name, former address and former fiscal year, if
                 changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                    Yes  /X/     No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at May 2, 1994
Common Stock, $1.00 Par Value                    15,892,903  Shares

           FIRST NATIONAL BANCORP AND SUBSIDIARIES

                          FORM 10-Q

                      TABLE OF CONTENTS




Part I.  Financial Information                                   Page Number

 Item 1.  Financial Statements (unaudited):

          Consolidated Balance Sheets. . . . . . . . . . . . . .       3

          Consolidated Statements of Income. . . . . . . . . . .       4

          Consolidated Statements of Cash Flows. . . . . . . . .       5

          Consolidated Statements of Shareholders' Equity. . . .       6

          Notes to Consolidated Financial Statements . . . . . .       7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . .       9


Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .      23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .      25

CONSOLIDATED BALANCE SHEETS  (unaudited)
(dollars in thousands, except share data)

                                                                   March 31  December 31   March 31
                                                                     1994        1993        1993
                                                                 ----------------------------------
 ASSETS
 Cash and due from banks                                         $   73,288  $   85,097  $   57,974
 Federal funds sold and securities purchased under
   agreements to resell                                              50,890      35,871      26,594
- - ---------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                      124,178     120,968      84,568
 Interest-bearing deposits in other financial institutions           53,915      68,157      74,536
 Investment securities available-for-sale                           460,156     403,680      37,496
 Investment securities held-to-maturity (market value
   $148,702, $144,827 and $521,911, respectively                    141,333     132,436     499,254
 Loans                                                            1,369,372   1,286,200   1,248,423
 Less:   Unearned income                                            (13,678)    (16,453)    (18,027)
         Allowance for loan losses                                  (25,172)    (21,073)    (23,870)
- - ---------------------------------------------------------------------------------------------------
          Net loans                                               1,330,522   1,248,674   1,206,526
 Premises and equipment                                              54,789      47,554      45,656
 Other assets                                                        81,056      66,061      67,000
- - ---------------------------------------------------------------------------------------------------
   Total assets                                                  $2,245,949  $2,087,530  $2,015,036
===================================================================================================

 LIABILITIES
 Deposits:
   Noninterest-bearing                                           $  292,663  $  280,037  $  259,853
   Interest-bearing, including certificates of deposit
     of $100 or more of $178,378, $146,416 and
     $161,801, respectively                                       1,544,112   1,436,154   1,413,454
- - ---------------------------------------------------------------------------------------------------
       Total deposits                                             1,836,775   1,716,191   1,673,307
 Federal funds purchased and securities sold
   under agreements to repurchase                                    77,963      63,089     114,545
 Other short-term borrowings                                         11,867      13,807       8,528
 Long-term debt                                                      70,934      57,867       9,363
 Other liabilities                                                   30,869      23,973      15,445
- - ---------------------------------------------------------------------------------------------------
   Total liabilities                                              2,028,408   1,874,927   1,821,188

 SHAREHOLDERS' EQUITY
 Common stock, par value $1 per share authorized
   30,000,000 shares; issued and outstanding 15,869,675
   15,532,855 and 15,314,964 shares, respectively                    15,870      15,533      15,315
  Additional paid-in capital                                         61,591      55,403      52,048
 Retained earnings                                                  141,670     138,400     126,485
 Unrealized holding gains (losses) on securities available-for-sale  (1,590)      3,267         ---
- - ---------------------------------------------------------------------------------------------------
   Total shareholders' equity                                       217,541     212,603     193,848
- - ---------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                    $2,245,949  $2,087,530  $2,015,036
===================================================================================================

          See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME  (unaudited)
(dollars in thousands, except share data)



                                                   Three Months Ended March 31
                                                   ---------------------------
                                                         1994        1993
                                                   ---------------------------
  INTEREST INCOME
    Loans (including fees)                               $ 27,331    $ 26,786
    Interest-bearing deposits in other
      financial institutions                                  628         758
    Investment securities:
      Tax-exempt                                            2,435       2,136
      Taxable                                               5,738       6,310
    Federal funds sold and securities purchased
        under agreements to resell                            289         180
- - ------------------------------------------------------------------------------
          Total interest income                            36,421      36,170
- - ------------------------------------------------------------------------------
  INTEREST EXPENSE
    Deposits, including interest expense on certificates of
      deposit of $100 or more of $2,867 and $2,956,
      respectively                                         11,581      14,787
    Federal funds purchased and securities
      sold under agreements to repurchase                   2,397         604
    Other short-term borrowings                                60          57
    Long-term debt                                            796         169
- - ------------------------------------------------------------------------------
        Total interest expense                             14,834      15,617
- - ------------------------------------------------------------------------------
  NET INTEREST INCOME                                      21,587      20,553
    Provision for loan losses                                 356       1,115
- - ------------------------------------------------------------------------------
  Net interest income after provision for loan losses      21,231      19,438
- - ------------------------------------------------------------------------------
  NONINTEREST INCOME
    Fees for trust services                                   542         584
    Service charges on deposit accounts                     2,227       2,074
    Net gains on securities transactions                      163         365
    Other noninterest income                                3,901       4,220
- - ------------------------------------------------------------------------------
      Total noninterest income                              6,833       7,243
- - ------------------------------------------------------------------------------
  NONINTEREST EXPENSE
    Salaries and employee benefits                         10,521       9,852
    Net occupancy                                           1,099         987
    Furniture and equipment                                 1,354       1,292
    Other noninterest expense                               6,936       6,404
- - ------------------------------------------------------------------------------
      Total noninterest expense                            19,910      18,535
- - ------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAXES AND
    CUMMULATIVE EFFECT OF ACCOUNTING CHANGE                 8,154       8,146
  Income tax expense                                        1,871       2,306
- - ------------------------------------------------------------------------------
  Income before cummulative effect
     of accounting change                                   6,283       5,840
  Cumulative effect at January 1, 1993 of change in
    accounting for income taxes                               ---         160
- - ------------------------------------------------------------------------------
  NET INCOME                                            $   6,283   $   6,000
==============================================================================
  NET INCOME PER SHARE:
  Based on weighted-average shares outstanding of
    15,677,131 and 15,304,193, respectively:
  Income before cummulative effect of accounting change $     .40   $     .39
  Cummulative effect of accounting change                     ---         .01
- - ------------------------------------------------------------------------------
  Net income per share                                  $     .40   $     .40
==============================================================================

             See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)


                                                                Three Months Ended March 31
                                                                ----------------------------
                                                                     1994        1993
                                                                ----------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                         $   6,283    $   6,000
 Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Provision for loan losses                                            356        1,115
     Provision for other real estate losses                                29          370
     Depreciation                                                       1,326        1,143
     Amortization, net                                                 (2,456)       1,207
     Deferred income tax benefit                                       (3,091)        ----
     Net gains on sales of investment securities                         (164)        (365)
     Gains on sales of mortgage loan servicing rights                  (1,230)      (1,367)
     Losses on sales of assets acquired in
       foreclosure and equipment                                         (197)        (136)
     Excess servicing fees receivable resulting from
       first mortgage loan sales                                         (227)      (2,864)
     Increase (decrease) in mortgage loans held-for-sale               25,777       (3,534)
     Other, net                                                        11,259        2,931
- - --------------------------------------------------------------------------------------------
       Net cash provided by operating activities                       37,665        4,500
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of investment securities                           1,326       30,500
 Proceeds from maturities of investment securities                      2,810        4,863
 Purchases of investment securities                                   (11,952)     (77,940)
 Proceeds from sales of investment securities available-for-sale        2,477         ----
 Proceeds from maturities of investment securities available-for-sale   5,345         ----
 Purchases of investment securities available-for-sale                (89,405)        ----
 Principal collection on investment securities available-for-sale      27,303         ----
 Net (increase) decrease in interest-bearing deposits in
   other financial institutions                                        14,838       (7,655)
 Net increase in loans                                                (21,551)     (11,130)
 Proceeds from sale of mortgage loan servicing rights                   1,729        3,181
 Purchases of mortgage loan servicing rights                           (5,408)        (218)
 Purchases of premises and equipment                                     (649)      (5,191)
 Proceeds from sales of premises and equipment                             32          994
 Proceeds from sales of assets acquired in foreclosure                  1,217        1,189
 Net cash and cash equivalents acquired in the
   purchase of bank subsidiary                                         24,985         ----
- - --------------------------------------------------------------------------------------------
       Net cash used by investing activities                          (46,903)     (61,407)
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                             (11,457)      (6,389)
 Net (decrease) increase in short-term borrowings                      12,934       33,905
 Proceeds from the issuance of long-term debt                          13,000        1,017
 Payments on long-term debt                                              (163)      (1,024)
 Proceeds from issuance of common stock for stock options exercised       702          341
 Payments for fractional shares in stock split                            445         ----
 Cash dividends paid on common stock                                   (3,013)      (2,633)
- - --------------------------------------------------------------------------------------------
       Net cash provided by financing activities                       12,448       25,217
- - --------------------------------------------------------------------------------------------
       Net (decrease) increase in cash and cash equivalents             3,210      (31,690)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     120,968      116,258
- - --------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 124,178    $  84,568
============================================================================================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                    $  13,089    $  11,278
============================================================================================
   Income taxes paid                                                $   1,565    $     865
============================================================================================

                 See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY  (unaudited)
(dollars in thousands, except per share data)


                                                          Additional
                                         Common Stock       Paid-In    Retained    Valuation
                                       Shares     Amount    Capital    Earnings    Allowance     Total
                                     ------------------------------------------------------------------
     Balance at January 1, 1993      15,292,839   $15,293    $51,729    $123,118         ---   $190,140
     Net income                                                            6,000
     Cash dividends declared                                              (2,633)                (2,633)
     Stock options excercised            22,125        22        319                                341
     --------------------------------------------------------------------------------------------------
     Balance at March 31, 1993       15,314,964   $15,315    $52,048    $126,485         ---   $193,848
     ==================================================================================================

     Balance at January 1, 1994      15,532,855   $15,533    $55,403    $138,400      $3,267   $212,603
     Net income                                                            6,283                  6,283
     Cash dividends declared                                              (3,013)                (3,013)
     Issuance of common
         shares for acquisition         266,414       266      5,112                              5,378
     Stock options exercised             48,827        49        653                                702
     Issuance of common stock
       for dividend reinvestment         21,579        22        423                                445
     Securities available-for-sale
       valuation allowance                                                            (4,857     (4,857)
     --------------------------------------------------------------------------------------------------
     Balance at March 31, 1994       15,869,675   $15,870    $61,591    $141,670     ($1,590)  $217,541
     ==================================================================================================

           See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED STATEMENTS

1.BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. Certain reclassifications have been made to amounts previously presented to conform with current period presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

2.MERGER

  On February 28, 1994, First National Bancorp ("the
  Company") acquired all of the outstanding common stock of Metro Bancorp, Inc., ("Metro") the parent company of the $139.898 million asset The Commercial Bank, Douglasville, located in Douglas County, Georgia. The Company issued
  266,414 shares of its common stock and $250,243 in cash in exchange for all of the outstanding shares of Metro.
  This transaction was accounted for as a purchase, and therefore is not included in Company's results of operations or statements of financial position prior to the date of acquisition.

  The pro forma impact on the Company's results of operations for the three month period ended March 31, 1994, had the purchase transaction described above been consummated as of January 1, 1994, would have been:

   PRO FORMA IMPACT
   (dollars in thousands)

                                          Net Interest Income   Net Income (Loss)
                                          ---------------------------------------
First National Bancorp, before acquisition     $ 21,587              $  6,283
Metro Bancorp, Inc. through February 28, 1994       711                (2,897)
                                          ---------------------------------------
Total                                          $ 22,298              $  3,386
                                          =======================================

  The $2.897 million net loss reported by Metro includes a one-time pre-tax provision for loan loss and provision for other real estate totaling $4.135 million to Metro's subsidiary bank prior to the merger.

3. PENDING ACQUISITION

  On March 15, 1994, officials of Company and Barrow
  Bankshares, Inc., ("Barrow"), whose wholly-owned subsidiary is Barrow Bank & Trust Company, located in
  Barrow County, Georgia, signed an Agreement of
  Reorganization and Plan of Merger ("Agreement"). Under the terms of the Agreement, the Company will, after satisfaction of all legal and regulatory requirements by both parties, exchange 1.37 shares of its common stock for eack share of the 379,682 shares of Barrow stock outstanding. No cash, except for fractional shares, will be offered in the transaction, which will be accounted for as a pooling-of-interests. The merger is subject to approval by Barrow shareholders and various regulatory authorities. As of March 31, 1994, total consolidated assets and equity of Barrow and its subsidiary bank were $54.973 million and $5.413 million, respectively. After the merger and reorganization, Barrow Bank & Trust
  Company will become the Company's seventeenth affiliate bank.

4.   EMPLOYEE BENEFIT PLANS

  During the first quarter of 1993, the Company adopted the
  provisions of Statement of Financial Accounting Standards
  No. 106 ("FAS 106"), "Employers' Accounting for Post-
  Retirement Benefits Other than Pensions."   Under FAS
  106, accrual accounting is required for retiree medical and life insurance benefits beginning in 1993. The
  Company elected to amortize the accumulated benefit obligation at January 1, 1993, of $2.6 million against earnings over a twenty year period. The net periodic expense charged against earnings was calculated to be $170,495 and $92,941 for the quarters ending March 31, 1994 and 1993, respectively.

5.   INCOME TAXES

  During the first quarter of 1993, the Company adopted the provisions of Statement of Financial Accounting Standards
  No. 109 (FAS 109), "Accounting for Income Taxes."  Under
  FAS 109, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company elected to adopt FAS 109 as of January 1, 1993 as a cumulative effect of a change in accounting principle and did not restate any prior periods. The cumulative effect of this change in accounting for income taxes is reported separately in the income statement for the three months ended March 31, 1993.

6.RECENT ACCOUNTING PRONOUNCEMENTS

  During May 1993, the Financial Accounting Standards Board
  ("FASB") issued FAS 114, "Accounting by Creditors for
  Impairment of a Loan" and FAS 115, "Accounting for
  Certain Investments in Debt and Equity Securities".

  FAS 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in 1995. FAS 114 may be adopted prior to 1995.
  The Company has not yet determined the actual impact of FAS 114 on its financial statements or made a determination of whether it will adopt FAS 114 prior to 1995.

  FAS 115 requires investments to be classified in three categories; held-to-maturity securities (reported at amortized cost), trading securities (reported at fair value) and available-for-sale securities (reported at fair value). Unrealized gains or losses on trading securities are included in earnings. Unrealized gains or losses on available-for-sale securities are excluded from earnings and reported in a separate component of shareholders' equity. FAS 115 is effective beginning in 1994, but can be adopted as of December 31, 1993. The
  Company has adopted FAS 115 as of December 31, 1993, and the net valuation allowance impact to the Company's equity was a $1.590 million loss at March 31, 1994 and a $3.267 million gain at December 31, 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations includes supplemental financial data and should be read in conjunction with the primary consolidated financial statements appearing in this report.

SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)

                                                  1994        1993      Change  Percent
                                            ----------------------------------------------
Quarter Ended March 31:
  Net income                                $     6,283  $    6,000    $  283     4.71 %
  Net interest income                            21,587      20,553     1,034     5.03
  Net interest income (FTE)                      23,109      21,646     1,463     6.76
  Noninterest income                              6,833       7,243      (410)   (5.66)
  Noninterest expenses                           19,910      18,535     1,375     7.42
  Provision for loan losses                         356       1,115      (759)  (68.07)
Per Share Data:
  Net income                                $       .40 $       .39    $  .01     2.56 %
  Dividends declared                              .1900       .1725     .0175    10.14
  Book value                                      13.71       12.66      1.05     8.30
  Tangible book value                             12.13       11.67       .46     3.97
  Weighted average shares outstanding        15,677,131  15,304,193
  Shares outstanding at quarter-end          15,869,675  15,314,964
Financial Ratios:
  Return on average assets                         1.21%       1.24%
  Return on average shareholders' equity          12.02       12.73
  Net interest margin                              4.81        4.85
  Primary capital to adjusted assets:
    Including intangibles                         10.69       10.68
    Excluding intangibles                         10.29       10.33
  Allowance for loan losses to loans, net of unearned income:
    Including mortgage loans held-for-sale         1.86        1.94
    Excluding mortgage loans held-for-sale         1.91        2.08
Selected Balances as of March 31:
  Total assets                               $2,245,949  $2,015,036 $230,913    11.46 %
  Earning assets                              2,061,988   1,868,276  193,712    10.37
  Loans, net of unearned income:
    Including mortgage loans held-for-sale    1,355,694  1,230,396   125,298    10.18
    Excluding mortgage loans held-for-sale    1,316,110  1,148,658   167,452    14.58
  Allowance for loan losses                      25,172     23,870     1,302     5.46
  Securities                                    601,489    536,750    64,739    12.06
  Deposits                                    1,836,775  1,673,307   163,468     9.77
  Other interest-bearing funds                  160,764    132,435    28,329    21.39
  Shareholders' equity                          217,541    193,848    23,693    12.22
Average Balances for the Quarter:
  Total assets                               $2,110,058 $1,954,905  $155,153     7.94 %
  Earning assets                              1,950,114  1,811,846   138,268     7.63
  Loans, net of unearned income:
    Including mortgage loans held-for-sale    1,285,164  1,192,258    92,906     7.79
    Excluding mortgage loans held-for-sale    1,239,308  1,138,554   100,754     8.85
  Allowance for loan losses                      22,508     23,678    (1,170)   (4.94)
  Securities                                    567,475    521,099    46,376     8.90
  Deposits                                    1,729,406  1,653,698    75,708     4.58
  Other interest-bearing funds                  146,566     97,986    48,580    49.58
  Shareholders' equity                          212,035    191,203    20,832    10.90

PERFORMANCE OVERVIEW

In the first quarter of 1994, the Company reported net income of $6.283 million, an increase of $.283 million, or 4.71% from the $6.000 million in the first quarter of 1993. Earnings per share in the first quarter of 1994 were $.40, compared with $.39 in the first quarter of 1993, an increase of 2.56%. Weighted average shares outstanding for the first three months of 1994 increased to 15,677,131, compared with 15,304,193 in the first three months of 1993.

Fully-taxable equivalent net interest income for the quarter increased to $23.109 million in the first three months of 1994, compared with $21,646 million in the first three months of 1993. Net interest margin for the quarter was 4.81%, down slightly from 4.85% reported for the first quarter of 1993. The provision for loan losses totaled $.356 million compared to $1.115 million for the first quarter of 1993, a result of management's continued effort to make asset quality a top priority. Noninterest income decreased 5.66%, from $7.243 million in 1993 to $6.833 million in 1994, with the most significant decrease coming from lower mortgage loan and other related fees, a decrease of $1.239 million. Noninterest expense increased 7.42% from $18.535 million to $19.910 million. The increase in noninterest expense between the first quarter of 1994 and first quarter of 1993 was attributable to an increase in employee related expenses of $.669 million between periods, with $.221 million of the increase related to the acquisition of Metro.

Management expects overall earnings performance to continue improving during the second quarter. This is based on the Company's analysis of recent acquisitions, expansions into new markets and the anticipated growth of these markets.

NET INTEREST INCOME

Net interest income, the principal source of earnings, is the amount by which interest and fees generated by interest-earning assets, including loans, investment securities and money market assets, exceed the interest costs of deposits and borrowed funds. Net interest income is affected by a number of factors including the volume and type of earning assets and liabilities, interest rate fluctuations and asset quality. For comparative purposes in the accompanying narrative, net interest income has been adjusted to reflect tax-exempt income, such as interest on municipal securities and tax-exempt loans, on a fully taxable equivalent basis.

The increase in fully taxable equivalent net interest income was attributable to the 7.93% growth in average earning assets from $1.812 billion at March 31, 1993, to $1.950 billion reported at March 31, 1994. The earnings effect of this growth in earning assets was slowed somewhat by the decrease in the net interest margin to 4.81%, from 4.85% reported for the first quarter of 1993. The growth of average core earning assets was due to acquisition of Metro, an increase in retail loans of $52 million and commercial loans of $20 million. Average incremental assets were up 5.57% as the $7.848 million decrease in average mortgage loans held for sale was offset by an increase in securities of $46.375 million. Average interest-bearing liabilities increased 6.45%, from $1.523 billion in the first quarter of 1993 to $1.621 billion in first quarter of 1994. Average demand deposits rose to $255 million, up 11.40% from the prior year.

Management anticipates a modest improvement in net interest income during the second quarter of 1994 and throughout the rest of 1994. With the recent increase in rates by the Federal Reserve Bank, management believes there may be some easing of margin pressure, although temporary, when compared to previous quarters.

NONINTEREST INCOME

Total noninterest income decreased 5.66% to $6.833 million for the first quarter of 1994, from $7.243 million for the first quarter of 1993. The decrease in noninterest income was due primarily to lower mortgage loan servicing and other related fees, which decreased $1.239 million between the first quarters of 1994 and 1993, or a 46.85% decline. This is due primarily to the decrease in the average servicing portfolio levels and the slowing down of refinancing activity, when compared to levels seen during the first quarter of 1993. Gain on sales of mortgage loan servicing rights decreased, from $1.367 million during the first quarter of 1993, compared to $1.230 million for the first quarter of 1994, or 11.14%. Additional income was recognized in the first quarter of 1994, due to the sale of refinanced mortgages, which existed on the Company's books at December 31, 1993.

Gains on sales of securities were $.164 million in first quarter 1994, down from the $.365 million reported for the first quarter of 1993, a decrease of 55.17%.

The Company anticipates future decreases in mortgage refinancing activity, as mortgage rates begin to rise from record levels seen in the past few years. Initiatives begun in 1993, relating to mutual funds and annuities sales are expected to increase the opportunities for noninterest income development.

Changes in key noninterest income catagories are provided in the following table:

ANALYSIS OF CHANGE IN NONINTEREST INCOME
(dollars in thousands)

                                                            Increase/(Decrease)
                                                            -------------------
                                            3/31/94  3/31/93     $       %
                                            -----------------------------------
 Fees for trust services                     $  542   $  585     (43)    (7.36)
 Service charges on deposit accounts          2,227    2,074     153      7.36
 Net gains on sales of investment securities    164      365    (201)   (55.17)
 Insurance premiums and commissions             305      429    (124)   (28.98)
 Mortgage loan and other related fees         1,405    2,644  (1,239)   (46.85)
 Other noninterest income                     2,190    1,146   1,044     91.12
                                            -----------------------------------
    Total noninterest income                 $6,833   $7,243    (411)    (5.67)

      Noninterest income as a percent of
        average assets (annualized)            1.31%    1.50%


NONINTEREST EXPENSES

Total noninterest expense amounted to $19.910 in the first quarter of 1994 compared to $18.535 million in 1993, or 7.42%. The Company's effeciency ratio increased slightly from 64.98% for the first quarter of 1993 to 66.86% for the first quarter of 1994.

For the current quarter, personnel related expenses increased $.669 million, over the $9.852 million in the first quarter of 1993. Approximately 30% of the increase over 1993 is related to the addition of Metro's payroll, which are not reflected in 1993 expenses, but are included in first quarter 1994 expenses. Excluding the affects of Metro, personnel related expensed had a modest increase of approximately 4.72%.

During the first half of 1993, the Company converted to a new data processing system serviced by an outside data processing company. While overall effeciencies have been obtained with the new system, modest increases in depreciation and telephone expenses were expected with the conversion. The Company will continue to see slight increases in these catagories throughout the rest of 1994.

The Company's efficiency ratio (noninterest expense as a percentage of total net interest income, adjusted on a fully-taxable equivelent basis, and excluding securities gains or losses) increased from 64.98% at the end of the first quarter of 1993, to 66.86% at the end of the first quarter 1994. While the effeciency ratio increased through the final three quarters of 1993, the Company has a longer term objective of reducing this ratio to the lower 60% range over the next four-to-six quarters.

Changes in key noninterest expense catagories are provided in the following table:

ANALYSIS OF NONINTEREST EXPENSE
(dollars in thousands)

                                                              Increase/(Decrease)
                                           ------------------------------------
                                            3/31/94    3/31/93    $       %
                                           ------------------------------------
  Salaries and employee benefits            $10,521    $ 9,852    669     6.79
  Furniture and equipment                     1,354      1,292     62     4.80
  Net occupancy                               1,099        987    112    11.35
  Promotional                                   359        328     32     9.64
  Postage, telephone and stationary           1,217      1,126     90     8.03
  Other:
    FDIC insurance premiums                     965        966     (1)   (0.14)
    Amortization of goodwill                    182        170     12     7.21
    Other noninterest expense                 4,213      3,814    399    10.46
                                            -----------------------------------
    Total noninterest expense               $19,910    $18,535  1,375     7.42
                                            ===================================
         Noninterest expense as a percent
           of average assets (annualized)      3.82%      3.85%

         Overhead ratio                       66.86%     64.98%

ASSET QUALITY

The most significant risk of loss in a financial institution is from its loan portfolio. The Company manages it loan portfolio to limit risk through initial review of credit applications, approval of loans by experienced and trained personnel, loan documentation and compliance procedures.
The Company's loan portfolio is well diversified with no excessive concentration in any one industry.

In accordance with regulatory standards, loans are placed in nonaccrual status when they reach a prescribed delinquency stage, generally when payments are 90 days past due or when other events occur which make the collection of all principal and interest owing on the loan questionable.

Nonperforming loans, which include nonaccrual loans and
renegotiated loans totaled $24.178 million, or 1.84% of
loans at March 31, 1994, compared with $30.405 million, or
1.73% at December 31, 1993, and with $23.388 million, or
2.04% at March 31, 1993.   Nonperforming assets, which is
made up of nonperforming loans, plus other real estate acquired in forclosures (OREO), totaled $36.015 million, or 2.71% of loans, plus OREO at March 31, 1994, compared to $30.405 million, or 2.50% at December 31, 1993, and with $33.871 million, or 2.92% at March 31, 1993.

As in previous quarters, management will be monitoring asset quality levels closely and expects to see improvements through the rest of 1994.

RISK ELEMENTS
(dollars in thousands)

                                               3/31/94   12/31/93  9/30/93  6/30/93  3/31/93
                                               ----------------------------------------------
Nonperforming loans:
  Nonaccrual loans                             $22,240    $20,509  $22,705  $24,694  $23,131
  Renegotiated loans                             1,938        364      404      211      257
                                               ----------------------------------------------
    Total nonperforming loans                   24,178     20,873   23,109   24,905   23,388
Other real estate                               11,837      9,532   10,393   11,825   10,483
                                               ----------------------------------------------
    Total nonperforming assets                 $36,015    $30,405  $33,502  $36,730  $33,871
                                               ==============================================
    Loans past due 90 days or more             $   147    $   224  $   647  $   480  $   416

Nonperforming loans as a percent of loans, net of
  unearned income (excluding held-for-sale)       1.84 %     1.73 %   1.95 %   2.13 %   2.04 %
Nonperforming assets as a percent of loans,
  net of unearned income, plus other real estate
  owned (excluding held-for-sale)                 2.71       2.50     2.80     3.11     2.92
Allowance for loan losses as a percent of
  nonperforming loans                           104.11     100.95    99.71    95.98   102.06
Allowance for loan losses as a percent of
  nonperforming assets                           69.89      69.31    68.78    65.08    70.47


The Company has had significant success in maintaining solid asset quality over the last five quarters. The significant increase in nonperforming loans and nonperforming assets during the first quarter of 1994, when compared to previous quarters, is primarily the result of the acquisition of Metro and the inclusion of Metro's $6.8 million nonperforming loans and $10.1 million nonperforming assets. Excluding the impact of Metro, the Company's nonperforming assets decreased $6.432 million between March 31, 1993 and March 31, 1994, with a majority of the decrease, $4.723 million, occuring between December 31, 1993 and March 31, 1994. The ratio of nonperforming assets to loans and other real estate, excluding the impact of Metro, would be 2.00%, 2.43% and 2.70% for the periods ended March 31, 1994, December 31, 1993 and March 31, 1993, respectively. Management continues to place emphasis in asset quality procedures and training and anticipates additional improvements will be recognized in the second quarter and thoughout the rest of 1994.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

In the first quarter of 1994, the provision for loan losses amounted to $.356 million, compared to $1.115 million in the first quarter of 1993. The reduction in the level of provision expense was warrented by the improvement in asset quality since first quarter 1993. Activity in the allowance for loan losses, including the contribution from the acquisition of Douglasville in the first quarter, is shown in the following table.

LOAN CHARGE-OFF ANALYSIS
(dollars in thousands)

                                                  1994          1993          1993          1993         1993
                                               ------------------------------------------------------------------
                                                  First        Fourth         Third        Second        First
                                               ------------------------------------------------------------------
Average total loans, net of unearned income    $1,239,308    $1,196,244    $1,174,645    $1,169,638   $1,138,554
                                               ==================================================================

Allowance for loan losses, beginning of quarter  $ 21,073      $ 23,044      $ 23,905      $ 23,870     $ 23,589
Charge-offs                                           916         2,683         1,981         1,507        1,227
Recoveries on loans charged-off                       619           389           617           510          392
                                               ------------------------------------------------------------------
  Net charge-offs                                     297         2,294         1,364           997          835
Provision for loan losses                             356           323           503         1,032        1,116
Allowance of subsidiary bank acquired               4,040           ---           ---           ---          ---
                                               ------------------------------------------------------------------
Allowance for loan losses, end of year           $ 25,172      $ 21,073      $ 23,044      $ 23,905     $ 23,870
                                               ==================================================================
Allowance for loan losses to loans,
  net of unearned income:
    Including mortgage loans held-for-sale           1.96 %        1.61 %        1.82 %        1.87 %       2.00 %
    Excluding mortgage loans held-for-sale           2.03          1.76          1.96          2.04         2.10
Net loans charged off as a percentage
  of average loans, net of unearned
   income (annualized):
    Including mortgage loans held-for-sale            .10           .70           .43           .31          .28
    Excluding mortgage loans held-for-sale            .10           .77           .46           .34          .29


During the first quarter of 1994, a significant recovery on loans charged-off was recognized. In addition, previous emphasis by management in the area of asset quality has resulted in an unusually low charge-off ratio for the quarter. Management anticipates the charge-off ratio will return to a modest mid-to-upper 30% range during the rest of 1994.

The following table presents loan and asset quality concentrations as of March 31, 1994:

LOAN AND ASSET QUALITY CONCENTRATIONS
(dollars in thousands)

                                               Percent                          Other Real   Loans 90 Days
   Collateral Type                 Outstanding of Loans Nonaccrual Renegotiated   Estate   or more Past Due
- - ---------------------------------------------- -------- ---------- ------------ ---------- ----------------
Commercial mortgages:
  Retail business                   $   32,671   2.41%   $  563    $   ---      $  413      $  ---
  Broiler operations                    29,278   2.16       ---        ---         376         ---
  Egg operations                        14,197   1.05       350        ---         126         ---
  Farmland                              18,550   1.37       121        ---         ---         ---
  Multi-family residential              20,536   1.51     1,047        ---       1,903         ---
  Office buildings                      33,698   2.49       ---        ---          25         ---
                                    ----------------------------------------------------------------------
                                        28,374   2.09       736        ---         753         ---
Manufacturing/industrial:
  Hotel/motel                           21,115   1.56       ---        ---         924         ---
  Recreational properties                8,435    .62     1,825      1,255       1,611         ---
  Shopping centers                      15,129   1.12       285        ---         441         ---
  Other commercial                     110,172   8.13     2,373        ---       1,595         ---
  Other                                 45,894   3.39     4,978        320         78          ---
                                    ---------------------------------------------------------------------
                                       378,049  27.89    12,278      1,575       8,245         ---
Construction and land development:
  Acquisition and land development:
    Residential                         28,288   2.09       193        ---         ---         ---
    Commercial                           6,891    .51       ---        ---         ---         ---
  Construction                          75,377   5.56        88        ---       1,368         ---
                                    ---------------------------------------------------------------------
                                       110,556   8.15       281        ---       1,368         ---
  Residential mortgages:
    Real estate dwelling               208,977  15.41     3,208         53       1,444         ---
    Mortgage loans held-for-sale        39,584   2.92       ---        ---         ---         ---
    Residential lots                    40,176   2.96       702        119         367         ---
    Mobile homes                        33,831   2.50       758        ---          34         ---
    Rental                              31,905   2.35       894        191         189         ---
    Interval ownership                  10,083    .74        20        ---         ---         ---
    Mortgage loan investments           24,187   1.78       521        ---          45         ---
    Home equity                         25,428   1.88        41        ---          58         ---
    Other                               12,550    .93       183        ---          87         ---
                                    ---------------------------------------------------------------------
                                       426,721  31.48     6,327        363       2,224         ---
Commercial products:
  Assignment A/R and contracts          19,658   1.45       ---        ---         ---         ---
  Inventory                             11,400    .84        52        ---         ---         ---
  Assignment of notes                    7,910    .50       435        ---         ---         ---
  Automobiles - heavy trucks             4,563    .34       142        ---         ---         ---
  Floor plans                            1,924    .14       ---        ---         ---         ---
  Other                                 63,836   4.71     1,160        ---         ---          19
                                    ---------------------------------------------------------------------
                                       109,291   8.06     1,789        ---         ---          19
Consumer goods:
  Automobiles                          207,193  15.28       778        ---         ---          67
  Unsecured                             33,758   2.49        42        ---         ---           2
  Savings and certificates              29,062   2.14       ---        ---         ---         ---
  Credit cards                          18,825   1.63       ---        ---         ---          58
  Mobile homes without real estate       7,447    .55        94        ---         ---         ---
  Unsecured consumer lines of credit     3,692    .27         4        ---         ---           1
  Co-maker/guarantor                     5,187    .38        13        ---         ---         ---
  Other                                 25,913   1.91       634        ---         ---         ---
                                    ---------------------------------------------------------------------
                                       331,077  24.42     1,565        ---         ---         128
                                    ---------------------------------------------------------------------
        Total concentrations        $1,355,694 100.00%  $22,240     $1,938      $11,837       $147
                                    =====================================================================

                                       -15-

The following table provides a summary of average balances for the quarters ended March 31, 1994, December 31, 1993 and
March 31, 1993, along with interest earned and paid during each period and average rates by category.

                                                    3/31/94                   12/31/93                  3/31/93
                                         ------------------------- -------------------------- -------------------------
                                          Average                    Average                   Average
                                          Balance  Interest  Rate    Balance  Interest  Rate   Balance  Interest  Rate
                                         ------------------------- -------------------------- -------------------------
ASSETS

Interest-earning assets:
Interest-bearing deposits in other
    financial institutions               $   63,294 $   628  4.02%  $   67,114 $   667  3.94% $   72,368 $   758  4.25%
Net loans                                 1,285,164  27,330  8.62    1,312,030  28,013  8.47   1,192,258  26,788  9.11
Investment securities:
    Taxable                                 426,257   5,738  5.46      406,651   5,645  5.51     407,871   6,310  6.27
    Non-taxable                             141,217   3,958 11.37      124,473   3,369 10.74     113,228   3,229 11.57
Federal funds sold                           34,182     289  3.43        8,234      47  2.26      26,120     178  2.76
                                         ------------------        -------------------        ------------------
    Total earning assets                  1,950,114  37,943  7.89    1,918,504  37,741  7.80   1,811,845  37,263  8.34
                                         ------------------------- -------------------------- -------------------------
Reserve for loan losses                     (22,508)                  (22,501)                   (23,678)
Cash and due from banks                      63,484                    64,328                     57,988
Premises and equipment, net                  49,843                    47,419                     43,627
Other assets                                 69,125                    60,170                     65,123
                                         ----------                ----------                 ----------
    Total assets                         $2,110,058                $2,067,920                 $1,954,905
                                         ==========                ==========                 ==========
LIABILITIES AND
  SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Savings and money
    market accounts                      $  570,625   3,612  2.57  $  542,524    3,592  2.63  $  539,574   3,748  2.82
  Time deposits                             903,992   9,735  4.37     884,516    9,908  4.44     885,415  11,039  5.06
  Federal funds purchased
    and securities sold under
    agreements to repurchase                 72,638     630  3.52      85,067      693  3.23      79,610     604  3.08
  Other borrowed funds                       73,929     857  4.70      61,552      723  4.66      18,376     226  4.99
                                         ------------------        -------------------        ------------------
    Total interest-bearing liabilities    1,621,184  14,834  3.71   1,573,659   14,916  3.76   1,522,975  15,617  4.16
                                         ------------------------- -------------------------- -------------------------
Noninterest-bearing demand deposits         254,788                   274,408                    228,709
Other liabilities                            22,051                    19,015                     12,018
                                         ----------                ----------                 ----------
    Total liabilities                     1,898,023                 1,867,082                  1,763,702
    Total shareholders' equity              212,035                   200,838                    191,203
                                         ----------                ----------                 ----------
    Total liabilities and
      shareholders' equity               $2,110,058                $2,067,920                 $1,954,905
                                         ==========                ==========                 ==========

Net interest income                                 $23,109                    $22,825                   $21,646
                                                   ========                   ========                  ========
Interest spread                                              4.18%                      4.04%                     4.18%
                                                           =======                    =======                   =======
Net interest margin                                          4.81%                      4.72%                     4.85%
                                                           =======                    =======                   =======

EARNING ASSETS

Total average earning assets for the first quarter of 1994, were $1.950 billion, up 7.63% from the $1.812 billion during first quarter of 1993, and up 7.96% from the $1.910 billion during fourth quarter of 1993. Earning assets have consistently accounted for over 90% of total assets.
Earning assets accounted for 91.81% of assets at March 31, 1994, 91.49% at December 31, 1993, and 92.72% at March 31,
1993.

Management classifies earning assets into two categories, core and incremental. Core earning assets are defined as loans relative to the business of banking, while incremental earning assets are all other earning assets, including loans held-for-sale, investments, and interest-bearing deposits with other financial institutions.

During the first quarter of 1994, incremental earning assets increased $40.372 million. This increase was due primarily to increases in investments, with agencies up $39.711 million and treasuries up $16.269 million. These increases were partially offset by a decrease in mortgage loans held-for-sale of $25.778 million. The decrease in mortgage loans held-for-sale can be attributed to lower loan production and decreasing refinancing activity, which are the result of recent increases in mortgage loan rates. While there may be continued changes within catagories of earning assets, management expects no material changes in overall core or incremental assets during the second quarter of 1994.

FUNDING SOURCES

Total average deposits and other funding sources for the quarter ending March 31, 1994, were $1.621 billion, up 6.45% from the $1.522 billion during the first quarter ending March 31, 1993, and up 3.02% from the $1.574 billion during the fourth quarter ending December 31, 1993.

Similar to earning assets, management classifies funding sources into core and incremental categories. Core funding sources are primarily deposits held, including demand deposits, but excluding CD's greater than $100,000.
Incremental funds are defined as all other funding sources, including federal funds purchased and other borrowings.

Deposits remained relatively unchanged between periods, when taking into account the increase attributed to Metro deposits. However, incremental funds increased between first quarter 1994 and first quarter of 1993, primarily the result of an increase of $38.455 million in certificates of deposit over $100,000 and an increase in long-term debt of $55.491 million, offset by a decrease in federal funds purchased and securities sold under agreements to repurchase of $6.972 million

SECURITIES

The book and market value of securities at March 31, 1994, are summarized as follows:

SECURITIES - AMORTIZED COST AND MARKET VALUE
(in thousands)

                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized   Market
                                         Cost        Gains      Losses     Value
                                       --------------------------------------------
Investment securities available-for-sale:
U.S. Treasurey and U.S. Government
  Agencies                             $  87,402  $    464    $   406     $  87,460
Mortgage-backed securities               365,061     3,303      5,768       362,596
State and municpal - taxable               3,039       117        255         2,901
Other investments                          7,244        42         87         7,199
                                       --------------------------------------------
            Total                      $ 462,746  $  3,926   $  6,516     $ 460,156

Investment securities held-to-maturity:
  State an municipal - tax exempt      $ 141,333  $  9,036   $  1,668     $ 148,701


At March 31, 1994, market value of securities as a percent of book value was 100.79%, down from the 103.34% and 104.50
% reported at December 31, 1993, and March 31, 1993, respectively.

Based on the carrying value, the following provides securities available-for-sale, securities held-to-maturity, federal funds sold and interest-bearing deposits with financial institutions:

CARRYING VALUE OF INVESTMENTS
(in thousands)

                                         March 31    December 31    March 31
                                           1994          1993         1993
                                         -----------------------------------
Securities available-for-sale:
  U. S. Treasury                         $ 24,824     $  8,155      $  6,383
  U. S. Government agencies                62,636       31,465         8,934
  Mortgage-backed securities:
    Fixed rate                            126,926      122,756         9,772
    Adjustable rate                       235,670      232,694        12,407
  Corporate bonds                             542          563           ---
  State and municipal                       2,901        3,146           ---
  Other investments                         6,657        4,901           ---
                                         -----------------------------------
    Total securities available-for-sale   460,156      403,680        37,496

Securities held-to-maturity:
  U. S. Treasury                              ---          ---        12,287
  U. S. Government agencies                   ---          ---        35,332
  Mortgage-backed securities:
    Fixed rate                                ---          ---        90,571
    Adjustable rate                           ---          ---       238,579
  Corporate bonds                             ---          ---         1,501
  State and municipal                     141,333      132,436       116,345
  Other investments                           ---          ---         4,639
                                         -----------------------------------
    Total securities held-to-maturity     141,333      132,436       499,254

Federal funds sold                         50,890       35,871        26,594
Interest-bearing deposits with
  financial institutions                   53,915       68,157        74,536
                                         -----------------------------------
    Total investments                    $246,138     $236,464      $600,384
                                         ===================================

Federal funds sold, interest-bearing deposits with financial institutions, and shorter term U.S. Treasuries and U.S. Government agencies are held primarily for liquidity purposes while mortgage-backed securities are held for income purposes. The mortgage-backed security distribution between adjustable and fixed rate securities is determined by interest rate sensitivity requirements. Management anticipates no material change in the portfolio distribution in the second quarter based on the current interest rate environment.

The Company has the intention and ability to hold investment securities until their maturity date (classified as securities held-to-maturity). However, periodically various factors may dictate that it would be in the best interest of the Company to restructure the portfolio or a part of the portfolio to meet changing economic conditions, satisfy internal policy constraints in liquidity, rate sensitivity, safety and soundness or maintain risk-based capital requirements. During the first quarter of 1994, the Company did not sell any securities classified as investment securities held-to-maturity. Management does not anticipate any significant security sales for the second quarter. As of March 31, 1994, $306.934 million of investment securities were pledged to secure public funds on deposit and securities sold under repurchase agreements, and for other purposes as required by various statutes or agreements.

The following table presents the current distribution of the total investments by expected maturity and average yields (for all obligations on a fully taxable equivalent basis assuming a 35% tax rate) at March 31, 1994. Expected maturities may differ from contractual maturities due to call and prepayment options.

MATURITY OF INVESTMENTS (SECURITIES AND OTHER FUNDS)
(dollars in thousands)


                                                     After 1 but    After 5 But
                                     Within 1 Year  Within 5 Years Within 10 Years  After 10 Years
                                     --------------------------------------------------------------
                                      Amount Yield   Amount Yield   Amount Yield     Amount Yield
                                     --------------------------------------------------------------
Investment securities
    available-for-sale:
  U. S. Treasury                     $12,504  3.84% $11,331  6.04% $   989  8.24%
  U. S. Government agencies           30,912  4.06   21,049  5.41   10,675  7.01
  Mortgage-backed securities:
    Fixed rate                           ---   ---    6,530  8.10   24,069  7.14   $ 96,327  7.19%
    Adjustable rate                      ---   ---      233  4.85    1,679  5.97    233,758  5.44
  Corporate bonds                        ---   ---      542  8.84      ---   ---        ---   ---
  State and municipag                  1,053  9.26      604 12.55      390  12.01       854  6.62
  Other investments                      ---   ---      ---   ---      ---    ---     6,657  5.58
                                     -------------------------------------------------------------
    Total investment securities
      available-for-sale              44,469  3.90   40,289  5.99   37,802   7.01   337,596  5.93
State and municipal                    7,100 11.75   57,263 12.79   15,279  11.28    69,059 10.02
Federal funds sold                    50,980  3.80      ---   ---      ---    ---       ---   ---
Interest-bearing deposits with
  financial institutions              53,521  3.86      394  4.11      ---    ---       ---   ---
                                    -------------------------------------------------------------
    Total investments               $156,070  4.23% $97,946  9.79% $53,081   8.15% $406,655 6.62%
                                    =============================================================

                                       -19-

INTEREST RATE SENSITIVITY

BETA ADJUSTED GAP
(dollars in thousands)

                                  Three         Six         Twelve
                                  Months       Months       Months
                                ------------------------------------
Beta adjusted gap position:
  Rate sensitive assets         $ 773,243    $ 961,978   $ 1,190,150
  Rate sensitive liabilities      764,738      955,991     1,210,779
                                ------------------------------------
    Dollar Gap                  $   8,505    $   5,987   $   (20,629)
                                ====================================

    Gap ratio                        1.01         1.01           .98
    Policy ratio               .65 - 1.20   .65 - 1.20    .90 - 1.10


Rate sensitivity is defined as the exposure to variability in net interest income resulting from changes in market based interest rates. It is the Company's philosophy to protect net interest income through a controlled assumption of interest rate risk for profit, against unexpected changes in interest rates. This is accomplished through an appropriate balance between interest sensitive assets and interest sensitive liabilities at each affiliate and on a consolidated basis. The Company measures and manages interest rate risk through the following methods: net interest income variance to the Company's business and financial plan, Beta adjusted gap analysis and net income variance through simulation analysis.

In terms of net interest income variance to the financial plan, the acceptable level of risk is defined as a maximum 2% annualized net interest income variance due to a shift in interest rates from plan projections, with such rate shift based on management's best estimation of the potential maximum and gradual change in rates (higher or lower) relative to plan. As of March 31, 1994, the Company's balance sheet was structured to attain compliance with this standard.

The Beta adjusted gap analysis gives recognition and appropriate adjustment to the contractual gap position to administered and market rate assets and liabilities that are not likely to change in rate to the same degree of a change in market rates. Generally, liabilities such as regular savings, insured money market accounts, now accounts and super now checking accounts would fit into this category. Earning assets subject to applicable rate caps and floors, fixed rate securities subject to anticipated prepayments and yield changes are also adjusted accordingly in the Beta gap calculations. In management's opinion, the Beta adjusted gap profile as of March 31, 1994, meets the Company's objectives. Management anticipates no major shifts in the Beta adjusted gap profiles.

Simulation analysis measures the annualized impact to net income due to an immediate and parallel shift in interest rates. The Company's standard, in varying rate shock environments, is as follows:


   Annualized impact to Net Income due to a           Maximum Net Income
   parallel and immediate shift in rates of:            Negative Impact

               +200 Basis points                        2.50%
               +100 Basis points                        2.00%
               -100 Basis points                        2.50%
               -200 Basis points                        3.50%


Simulation analysis performed on the Company's balance sheet indicates, as of March 31, 1994, that the Company is in compliance with these standards. Management anticipates no significant changes in this profile for the second quarter of 1994.

LIQUIDITY

The Company measures and manages the consolidated liquidity position based on core funding and incremental funding objectives. It is the Company's target policy for core funding to equal at least 100% of core earning assets, with the minimum acceptable level being 90%. As of March 31, 1994, the core funding to core assets ratio equaled 111.66% down from the 115.63% and 118.27% reported at December 31, 1993 and March 31, 1993, respectively. These percentages are well above the Company's minimum tolerance. Management anticipates that the core funding ratio will remain above the 100% mark during the second quarter of 1994.

It is also the Company's target policy for incremental funds to total deposits and funds not to exceed 40%. As of March 31, 1994, this ratio equaled 26.23%, up from the 25.16% reported as of December 31, 1993 and 23.13% as of March 31, 1993, and continues to be well below the Company's maximum tolerance. Through its lead affiliate bank, the Company maintains upstream overnight federal funds lines of credit of $70.0 million. These lines are occasionally used to fund peak balances in mortgage loans held for sale. In June 1992, the parent Company secured a revolving line of credit totaling $3.0 million. Management knows of no demands, commitments or events that will result in or, that are likely to result in, the Company's liquidity increasing or decreasing in any material way.

CAPITAL RESOURCES

The Company's standards and capital levels as of March 31, 1994, are as follows:

ANALYSIS OF CAPITAL ADEQUACY
(dollars in thousands)

                                                         Regulatory       Internal
                                             3/31/94     Guidelines       Standards
                                           -----------   ----------   ---------------
Risk-based capital ratios:
  Tier 1 capital to risk-adjusted assets        14.29%      4.00%     9.00% (minimum)
  Tier 2 capital to risk-adjusted assets         1.25       4.00      2.00  (maximun)

  Total capital to risk-adjusted assets         15.54       8.00      9.00  (minimum)

Leverage ratios:
  Capital to assets                              9.69%                6.50% (minimum)
  Primary capital to adjusted assets (a)        10.69       5.50%     8.00  (minimum)
  Primary tangible capital to adjusted
   assets (b)                                   10.29                 6.00  (minimum)

Tier 1 capital                             $  207,477
Tier 2 capital                                 18,153
                                           ----------
Total capital                              $  225,629
                                           ==========

Risk-adjusted assets                       $1,452,243

  (a) Shareholders' equity plus allowance for loan losses divided by total assets, plus allowance for loan losses.
  (b) Shareholders' equity plus allowance for loan losses, less goodwill divided by total assets, plus allowance for loan losses, less goodwill.


It is the Company's risk management policy to maintain a capital base sufficient to support anticipated asset growth, merger activity and management's estimation of longer term earnings risk. Capital standards assume that the Company's risk profiles in liquidity, rate sensitivity and asset quality are in line with internal risk management objectives. The Company's risk-based capital position is well in excess of minimum regulatory standards. Consequently, management anticipates no change in asset allocation strategies to complement risk-based capital requirements. Additionally, the Company's leverage capital position is well in excess of the new regulatory requirements. Management anticipates that risk-based and leverage ratios will remain well above minimum regulatory standards.

The Company has met all of its capital requirements through retained earnings while steadily increasing regulatory and internally defined capital ratio objectives. The following summarizes the Company's internal capital generation and the factors that influence it:

INTERNAL CAPITAL GENERATION RATE

                                            March 31     March 31
                                              1994         1993
                                            ---------------------

Return on average assets                       1.21%       1.24%
             divided by
Average equity as a % of average assets       10.05        9.78
             equals
Return on average equity                      12.02       12.73
             times
Earnings retained                             52.50       55.77
             equals
Internal capital growth                        6.31        7.10


The internal growth rate increased due to the increase in the return on average equity for the comparative period which more than offset the effects of the increase in the percentage amount of earnings which were declared for payment of cash dividends to shareholders. The cash dividend declared for the first quarter of 1994 was $.19 compared to $.1725 for the first quarter of 1993, an increase of 10.14%. Management is of the opinion that, given the Company's dividend policy, asset growth can be funded internally while maintaining the integrity of the Company's capital positions.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Number         Description of Exhibits
     ------    -------------------------------------
     11.1      Statement re computation of per share earnings
               (enclosed herewith)

(b)  Not applicable.

EXHIBIT 11.1

STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
(dollars in thousands, except per share data)


                                              Three Months Ended
                                           ------------------------
                                            March 31     March 31
                                              1994         1993
                                           -----------  -----------
EARNINGS PER SHARE:

  Weighted average shares outstanding      15,677,131   15,304,193
                                           ==========   ==========
  Net income per share                          $0.40        $0.39
                                           ==========   ==========

PRIMARY EARNINGS PER SHARE:

  Weighted average shares outstanding      15,677,131   15,304,193
  Dilutive stock options                       98,949      128,446
                                           ----------   ----------
                                           15,776,080   15,432,639
                                           ==========   ==========
  Net income per share                          $0.40        $0.39
                                           ==========   ==========

FULLY DILUTED EARNINGS PER SHARE:

  Weighted average shares outstanding      15,677,131   15,304,193
  Dilutive stock options                       98,949      138,134
                                           ----------   ----------
                                           15,776,080   15,442,327
                                           ==========   ==========
  Net income per share                          $0.40        $0.39
                                           ==========   ==========


Net income                                 $    6,283   $    6,000
Primary EPS
1993 dilutive options as previously reported               106,957
Carrollton Stock option plan                                21,489
                                                        ----------
Total Options                                              128,446
                                                        ==========

Fully Diluted EPS
1992 dilutive options as previously reported               116,645
Carrollton Stock option plan                                21,489
                                                        ----------
Total Options                                              138,134
                                                        ==========

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FIRST NATIONAL BANCORP


                                 Dated:  May 3, 1994




                                 By:     /c/  Peter D. Miller
                                      -------------------------------------
                                       Peter D. Miller
                                       President, Chief Administrative,
                                             and Chief Financial Officer




                                 By:     /c/ J. Reid Moore
                                       ------------------------------------
                                        J. Reid Moore
                                        Group Vice President and Controller