Form 10-Q
period 1994-06-30
FIRST NATIONAL BANCORP /GA/
filed 1994-08-09
CIK 351825

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q


 /X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934

              For the quarterly period ended June 30, 1994

                                   or

   /   /     Transition Report Pursuant  to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

            For the transition period from ------ to -------


                       Commission File No. 0-10657


                         FIRST NATIONAL BANCORP
         (Exact name of registrant as specified in its charter)

                         Georgia                58-1415138
           (State or other jurisdiction of    (I.R.S.Employer
           incorporation or organization)    Identification No.)

            303 Jesse Jewell Parkway, Suite 700      30501
                     Gainesville, Georgia          (Zip Code)
           (Address of principal executive offices)

                              (404) 503-2500
           (Registrant's telephone number, including area code)

                             Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  /X/     No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                 Outstanding at August 2, 1994
Common Stock, $1.00 Par Value                    16,460,590  Shares

                 FIRST NATIONAL BANCORP AND SUBSIDIARIES

                                FORM 10-Q

                            TABLE OF CONTENTS




Part I.  Financial Information                                   Page Number

 Item 1.   Financial Statements (unaudited):

          Consolidated Balance Sheets. . . . . . . . . . . . . .       3

          Consolidated Statements of Income. . . . . . . . . . .       4

          Consolidated Statements of Shareholders' Equity. . . .       5

          Consolidated Statements of Cash Flows. . . . . . . . .       6

          Notes to Consolidated Financial Statements . . . . . .       7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . .       9


Part II.  Other Information

  Item 5. Submission of Matters to a Vote of Security Holders. .      23

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .      23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .      25

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

                                             June 30  December 31  June 30
                                               1994       1993       1993
                                           ---------------------------------
ASSETS
Cash and due from banks                     $  69,511  $  85,097  $  59,754
Federal funds sold and securities
purchased under agreements to resell           21,770     35,871     13,506
- - ----------------------------------------------------------------------------
    Cash and cash equivalents                  91,281    120,968     73,260
Interest-bearing deposits in other
  financial institutions                       31,046     68,157     64,455
Investment securities available-for-sale      499,845    403,680     32,144
Investment securities held-to-maturity
  (market value $146,715, $144,827,
  and $521,595, respectively                  141,608    132,436    499,637
Loans                                       1,362,997  1,286,200  1,278,122
Less:   Unearned income                       (11,468)   (16,453)   (17,848)
        Allowance for loan losses             (23,890)   (21,073)   (23,904)
- - ----------------------------------------------------------------------------
          Net loans                         1,327,639  1,248,674  1,236,370
Premises and equipment                         54,181     47,554     47,243
Other assets                                   86,129     66,061     70,551
- - ----------------------------------------------------------------------------
  Total assets                             $2,231,729 $2,087,530 $2,023,660
============================================================================

LIABILITIES
Deposits:
  Noninterest-bearing                      $  296,531 $  280,037 $  260,708
  Interest-bearing, including certificates
  of deposit of $100 or more of $177,019,
  $146,416 and $153,152, respectively       1,516,762  1,436,154  1,403,519
- - ----------------------------------------------------------------------------
      Total deposits                        1,813,293  1,716,191  1,664,227
Federal funds purchased and securities
  securities sold under agreements
  to repurchase                                69,790     63,089     83,627
Other short-term borrowings                    11,738     13,807     12,519
Long-term debt                                 90,772     57,867     48,331
Other liabilities                              29,067     23,973     17,688
- - ----------------------------------------------------------------------------
  Total liabilities                         2,014,660  1,874,927  1,826,392

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share,
  authorized 30,000,000 shares; issued and
  outstanding 15,913,703, 15,532,855 and
  15,343,569 shares, respectively              15,914     15,533     15,344
Additional paid-in capital                     62,310     55,403     52,480
Retained earnings                             145,735    138,400    129,444
Net unrealized holding gains (losses)
on securities available-for-sale               (6,890)     3,267       ---
- - ----------------------------------------------------------------------------
  Total shareholders' equity                  217,069    212,603    197,268
- - ----------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                   $2,231,729 $2,087,530 $2,023,660
============================================================================

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)


                                       Three Months           Six Months
                                       Ended June 30         Ended June 30
                                ----------------------------------------------
                                       1994       1993       1994       1993
                                ----------------------------------------------
INTEREST INCOME
  Loans (including fees)         $    29,319 $   27,918 $   56,649 $   54,705
  Interest-bearing deposits in
  other financial institutions           420        671      1,048      1,429
  Investment securities:
    Tax-exempt                         2,480      2,176      4,915      4,312
    Taxable                            6,716      6,354     12,454     12,663
  Federal funds sold and securities
    purchased under agreements to
    resell                               299        138        589        317
- - ------------------------------------------------------------------------------
      Total interest income           39,234     37,257     75,655     73,426
- - ------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits, including interest expense
    on certificates of deposit of $100
    or more of $1,602, $1,748, $3,193
    and $4,417, respectively          13,755     14,041     27,102     28,827
  Federal funds purchased and
    securities sold under agreements
    to repurchase                        726      1,039      1,355      1,643
  Other short-term borrowings             56         51        117        108
  Long-term debt                       1,051        383      1,848        552
- - ------------------------------------------------------------------------------
      Total interest expense          15,588     15,514     30,422     31,130
- - ------------------------------------------------------------------------------
NET INTEREST INCOME                   23,646     21,743     45,233     42,296
  Provision for loan losses             (383)     1,032        (27)     2,147
- - ------------------------------------------------------------------------------
Net interest income after
  provision for loan losses           24,029     20,711     45,260     40,149
- - ------------------------------------------------------------------------------
NONINTEREST INCOME
  Fees for trust services                613        581      1,154      1,166
  Service charges on deposit accounts  2,719      2,090      4,946      4,164
  Net gains on securities transactions    24        159        188        524
  Other noninterest income             4,302      3,836      8,204      8,055
- - ------------------------------------------------------------------------------
    Total noninterest income           7,658      6,666     14,492     13,909
- - ------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits      10,834      9,835     21,355     19,687
  Net occupancy                        1,174      1,049      2,272      2,036
  Furniture and equipment              1,453      1,272      2,808      2,564
  Other noninterest expense            8,378      7,773     15,315     14,177
- - ------------------------------------------------------------------------------
    Total noninterest expense         21,839     19,929     41,750     38,464
- - ------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES
  AND CUMMULATIVE EFFECT OF
  ACCOUNTING CHANGE                    9,848      7,448     18,002     15,594
Income tax expense                     2,723      1,863      4,594      4,169
- - ------------------------------------------------------------------------------
Income before cummulative
  effect of accounting change          7,125      5,585     13,408     11,425
Cumulative effect at January 1,
  1993 of change in accounting
  for income taxes                       ---        ---        ---        160
- - ------------------------------------------------------------------------------
NET INCOME                        $    7,125 $    5,585 $   13,408 $   11,585
=============================================================================
NET INCOME PER SHARE:
  Weighted-average shares
    outstanding                   15,896,129 15,334,934 15,787,235 15,319,647
  Income before cummulative
    effect of accounting change   $      .45 $      .36 $      .85 $      .75
  Cummulative effect of
    accounting change                    ---        ---        ---        .01
- - ------------------------------------------------------------------------------
      Net income per share        $      .45 $      .36 $      .85 $      .76
==============================================================================

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)


                                                                          Net
                                                                       Unrealized
                                                                     Holding Gains
                                                                      (Losses) on
                                Common Stock     Additional            Securities
                            ---------------------  Paid-In   Retained  Available
                               Shares     Amount   Capital   Earnings   For-Sale    Total
                            -----------------------------------------------------------------
Balance at January 1, 1993   15,292,839  $ 15,293  $ 51,729  $  123,118            $ 190,140
Net income                                                       11,585               11,585
Cash dividends declared
  of $.3475 per share                                            (5,259)              (5,259)
Stock options exercised          44,625        45      629                               674
Issuance of common stock
  for dividend reinvestment       6,105         6      122                               128
- - ---------------------------------------------------------------------------------------------
Balance at June 30, 1993     15,343,569  $ 15,344  $ 52,480  $  129,444      ---   $ 197,268
=============================================================================================

Balance at January 1, 1994   15,532,855  $ 15,533  $ 55,403  $  138,400  $  3,267  $ 212,603
Net income                                                       13,408               13,408
Cash dividends declared
  of $.3825 per share                                            (6,073)              (6,073)
Issuance of common stock
  for acquisition               266,414       266     5,112                            5,378
Stock options exercised          69,627        70       919                              989
Issuance of common stock
  for dividend reinvestment      44,807        45       876                              921
Investment securities
  available-for-sale
  valuation adjustment, net
  of tax effect of $6,413                                                 (10,157)   (10,157)
- - ---------------------------------------------------------------------------------------------
Balance at June 30, 1994     15,913,703  $ 15,914  $ 62,310  $  145,735  $ (6,890) $ 217,069
=============================================================================================

                See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)


                                                        Six Months Ended June 30
                                                        ------------------------
                                                             1994        1993
                                                        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $  13,408    $  11,585
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Provision for loan losses                                  (27)       2,147
    Provision for other real estate losses                     116          669
    Depreciation                                             2,726        2,350
    Amortization, net                                          805        2,767
    Deferred income tax (benefit) expense                   (4,694)         604
    Gains on sales of investment securities, net              (188)        (524)
    Gains on sales of mortgage loan servicing rights        (2,275)      (5,554)
    Gains on sales of other assets                             (34)        (264)
    Gains on sales of assets acquired in
      forclosure and equipment                                (275)        (374)
    Excess servicing fees receivable resulting from
      first mortgage loan sales                               (235)        (822)
    Decrease (increase) in mortgage loans held for sale     50,478      (33,712)
    Other, net                                               9,135       (4,770)
- - --------------------------------------------------------------------------------
      Net cash provided (used) by operating activities      68,940      (25,898)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities                 2,419       24,317
Proceeds from maturities/calls of investment securities      4,097       40,109
Purchases of investment securities                         (13,647)    (108,525)
Proceeds from sales of investment
  securities available-for-sale                              4,477        ----
Proceeds from maturities/calls of
  investment securities available-for-sale                  36,588        ----
Purchases of investment securities
  available-for-sale                                      (194,699)       ----
Principal collection on investment
  securities available-for-sale                             51,887        6,973
Net decrease in interest-bearing deposits
  in other financial institutions                           37,707        2,426
Net increase in loans                                      (44,224)     (10,699)
Proceeds from sales of mortgage loan servicing rights        3,168        7,274
Purchases of mortgage loan servicing rights                 (9,750)        (795)
Purchases of premises and equipment                         (1,534)      (7,984)
Proceeds from sales of premises and equipment                  117        1,237
Proceeds from sales of assets acquired in forclosure         2,305        2,391
Net cash and cash equivalents acquired in
  the purchase of bank subsidiary                           24,986        ----
- - -------------------------------------------------------------------------------
      Net cash used by investing activities                (97,103)     (43,276)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                   (34,939)     (15,469)
Net increase in short-term borrowings                        4,632        6,978
Proceeds from the issuance of long-term debt                33,000       40,066
Payments on long-term debt                                    (325)      (1,105)
Proceeds from issuance of common stock for
  stock options exercised                                      989          128
Cash dividends paid on common stock                         (4,881)      (4,422)
- - --------------------------------------------------------------------------------
      Net cash (used) provided by financing activities      (1,524)      26,176
- - --------------------------------------------------------------------------------
      Net decrease in cash and cash equivalents            (29,687)     (42,998)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           120,968      116,258
- - --------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  91,281    $  73,260
================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                          $  30,512    $  28,616
================================================================================
  Income taxes paid                                      $   6,779    $   5,255
================================================================================

              See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED STATEMENTS

1.BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. Certain reclassifications have been made to amounts previously presented to conform with current period presentations. Such reclassifications had no effect on net income.
  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

2.BUSINESS COMBINATIONS

  On February 28, 1994, First National Bancorp ("the Company") acquired all of the outstanding common stock of Metro Bancorp, Inc., ("Metro") the parent company of the $139.898 million asset The Commercial Bank, Douglasville, located in Douglas County, Georgia. The Company issued 266,414 shares of its common stock and $250,243 in cash in exchange for all of the outstanding shares of Metro. The excess of the purchase price over the fair value of the net assets acquired totaled $2.928 million and was recorded as goodwill. The goodwill is being amortized using the straight-line method over a 15-year period. The purchase price is subject to adjustment based on asset recoveries for up to an eighteen month period after the agreement date. The maximum amount of the adjustment is limited to $1.395 million and will be recorded as goodwill and amortized over 15 years, should any adjustment be required. This transaction was accounted for as a purchase, and therefore is not included in Company's results of operations or statements of financial position prior to the date of acquisition.

  The pro forma impact on the Company's results of operations for the six months ended June 30, 1994 and 1993, had the purchase transaction described above been consummated as of January 1, 1993, would have been (dollars in thousands):

                                               1994        1993
                                          -----------------------
  Interest income                         $   76,979  $   78,185
  Noninterest income                          14,942      15,480
  Income before cummulative effect
    of accounting change                      13,102      12,173
  Cumulative effect of accounting change        ---          310
  ---------------------------------------------------------------
  Net income                              $   13,102  $   12,483
  ===============================================================

  Net income per share:
    Income before cummulative effect
      of accounting change                $      .82  $      .78
    Cumulative effect of accounting
      change                                     ---         .02
  ---------------------------------------------------------------
        Net income                        $      .82  $      .80
  ===============================================================

  Weighted average shares outstanding     15,961,884  15,586,061
  ===============================================================

  Effective July 31, 1994, the Company completed its acquisition of Barrow Bankshares, Inc., ("Barrow"), whose wholly-owned subsidiary is Barrow Bank & Trust Company, located in Barrow County, Georgia, making Barrow Bank and Trust Company the Company's seventeenth affiliate. The Company exchanged 521,700 shares of its common stock for all of the 379,682 shares of Barrow stock outstanding. No cash, except for fractional shares, was paid in the transaction. As of June 30, 1994, total consolidated assets and equity of Barrow and its subsidiary bank were $54.658 million and $5.577 million, respectively. The transaction was accounted for under the pooling-of-interest method of accounting and accordingly all prior period information will be restated beginning with the Company's September 30, 1994, Form 10-Q. The following summarizes pro forma consolidated financial data as of, and for the six month period ended, June 30, 1994, for the Company as if the acquisition had been completed as of June 30, 1994 (dollars in thousands):

          Total assets                           $ 2,286,387
          Total equity                               222,646
          Interest income                             77,541
          Noninterest income                          14,798
          Net income                                  13,743
          Net income per share                           .84
          Weighted average shares outstanding     16,308,935

                                       7

3.RECENTLY ISSUED ACCOUNTING STANDARDS

  During the second quarter of 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan" which requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in 1995. FAS 114 may be adopted prior to 1995. The Company has not yet determined the actual impact of FAS 114 on its financial statements or made a determination of whether it will adopt FAS 114 prior to 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will cover results of operations, asset quality, financial position and capital resources. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements presented elsewhere in this report.

Table 1:  SELECTED FINANCIAL DATA
(in thousands, except per share data)

- - -----------------------------------------------------------------------------------------------
                                                           1994        1993    Change  % Change
- - -----------------------------------------------------------------------------------------------
   Quarter Ended June 30:
     Net income                                       $    7,125  $    5,585  $  1,540    27.6
     Net interest income                                  23,646      21,743     1,903     8.8
     Net interest income (FTE)                            25,213      23,499     1,714     7.3
     Noninterest income                                    7,658       6,666       992    14.9
     Noninterest expenses                                 21,839      19,929     1,910     9.6
     Provision for loan losses                              (383)      1,032    (1,415) (137.1)
     Net income per share                                   0.45        0.36       .09    25.0
     Dividends declared per share                          .1925       .1750     .0175    10.0
     Book value per share                                  13.64       12.86       .78     6.1
     Tangible book value per share                         13.02       12.36       .66     5.3
     Weighted average shares outstanding              15,896,129  15,334,932
     Shares outstanding at quarter-end                15,913,703  15,343,569
- - -----------------------------------------------------------------------------------------------
   Financial Ratios:
     Return on average assets                               1.28 %      1.10 %
     Return on average shareholders' equity                13.14       11.55
     Net interest margin                                    4.95        4.97
     Primary capital to adjusted assets:
       Including intangibles                               10.68       10.80
       Excluding intangibles                               10.29       10.47
     Allowance for loan losses to loans, net of unearned income:
       Including mortgage loans held for sale               1.77        1.90
       Excluding mortgage loans held for sale               1.79        2.04
- - -----------------------------------------------------------------------------------------------
   Selected Balances as of June 30:
     Total assets                                     $2,231,729  $2,023,660  $208,069    10.3
     Earning assets                                    2,045,798   1,870,016   175,782     9.4
     Loans, net of unearned income:
       Including mortgage loans held for sale          1,351,529   1,260,274    91,255     7.2
       Excluding mortgage loans held for sale          1,336,646   1,171,561   165,085    14.1
     Allowance for loan losses                            23,890      23,904       (14)    (.1)
     Securities                                          641,453     531,781   109,672    20.6
     Deposits                                          1,813,293   1,664,227   149,066     9.0
     Short-term borrowings                                81,528      96,146   (14,618)  (15.2)
     Long-term borrowings                                 90,772      48,331    42,441    87.8
     Shareholders' equity                                217,069     197,268    19,801    10.0
- - -----------------------------------------------------------------------------------------------
   Six Month Period Ended June 30:
     Net income                                       $   13,408  $   11,585  $  1,823    15.7
     Net income per share                                    .85         .76       .09    11.8
     Dividends declared per share                          .3825       .3475     .0350    10.1
     Weighted average shares outstanding              15,787,235  15,319,647
     Return on average assets                               1.25 %      1.17 %
     Return on average equity                              12.45       12.13
     Net interest margin                                    4.88        4.91
- - -----------------------------------------------------------------------------------------------

PERFORMANCE OVERVIEW

In the second quarter of 1994, the Company reported net income of $7.125 million, an increase of $1.540 million, or 27.6% from the $5.585 million in the second quarter of 1993. Earnings per share in the second quarter of 1994 were $.45, compared with $.36 in the first quarter of 1993, an increase of 25.0%. Weighted average shares outstanding for the second quarter of 1994 increased to 15,896,129, compared with 15,334,932 in the second quarter of 1993. On a year to date basis, the Company earned $13.408 million, or $.85 per share, compared to $11.585 million, or $.76 per share in 1993. Weighted average shares outstanding in the first six months of 1994 increased to 15,787,235 compared with 15,319,647 in the first six months of 1993.

Net income in the second quarter produced a return on average assets of 1.28%, up from the 1.21% in first quarter 1994, and a substantial increase over the 1.10% reported in the second quarter 1993. Return on average equity was 13.14% for the three months ended June 30, 1994, compared to 12.02% in the first quarter of 1994 and 11.55% for the three months ended June 30, 1993.

Growth in net interest income, a significant reduction in loan loss provision expense driven by a recapture of earlier loan loss provisions, and increases in noninterest income all contributed to improved earnings. Increases reflected in all categories of income and expenses can be attributed, in part, to the recent acquisition of Metro recorded under the purchase method of accounting, particulary in the areas of fee income and employee related expenses.

The remainder of this discussion provides a more detailed explanation of factors affecting the change in results of operations and the change in financial position of the Company for the reported periods.

NET INTEREST INCOME

Net interest income is the most significant component of earnings. For analytical purposes, interest earned on tax exempt assets, such as industrial development revenue bonds and state and municipal obligations, is adjusted to a fully-taxable equivalent (FTE) basis. This adjustment is based upon the federal corporate income tax rate, and any interest expense which is disallowed as a deduction in connection with carrying
tax exempt assets.   Table 2 shows the sources of interest income and
expenses between years and the variances resulting from fluctuations in interest rate (rate) and changes in the amount (volume) of earning assets and interest-bearing liabilities.

Net interest income on an FTE basis increased to $48.322 million in the first six months of 1994, compared with $45.145 million in the first six months of 1993. The increase in volumes of average earning assets increased net interest income by $6.169 million and increases in volumes of interest-bearing liabilities reduced net interest income by $2.101 million for a net increase in net interest income of $4.068 million. The decrease in net interest margin further reduced net interest income by $.891 million from the same period in 1993. Average loans, which increased $82.681 million, comprised the majority (58%) of the increase in average earning assets over average earning assets for the same period ended 1993, with most of this increase coming from the acquisition of Metro.

The Company's net interest margin declined to 4.88% in the first six months of 1994, down from 4.91% for the first six month of 1993.

For the quarter ended June 30, 1994, net interest income on an FTE basis increased to $25.213 million, compared to $23.109 million for the first quarter of 1994 and $23.499 million for the quarter ended June 30, 1993. Net interest margin for the second quarter was 4.95%, an increase over the 4.81% reported in the first quarter and down slightly from 4.97% reported for the second quarter of 1993.

Management anticipates a modest improvement in net interest income during the third quarter of 1994 and throughout the rest of 1994. Due to recent increases in rates by the Federal Reserve Bank, management believes there may be some easing of margin pressure, although temporary, when compared to previous quarters.

Table 2: CHANGES IN NET INTEREST INCOME - TAXABLE EQUIVALENT BASIS (dollars in thousands)


                               Average Balances                Average Rates      Interest      --------  1994-1993 -------
                                  Six months                     Six months      Six months     Income
                                 ended June 30       Increase  ended June 30    ended June 30   Expense    Volume    Rate
                               1994         1993    (Decrease)  1994   1993     1994     1993   Variance  Variance Variance
- - ---------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits
  deposits in other
  financial institutions   $   52,265   $   70,789   $(18,524)  4.04%  4.07%  $ 1,048  $ 1,429   $ (381)  $  (371) $   (10)
Loans, net                  1,315,179    1,232,498     82,681   8.69   8.95    56,649   54,705    1,944     3,595   (1,651)
Investment securities
  Taxable                     454,986      414,414     40,572   5.52   6.16    12,454   12,663     (209)    1,177   (1,386)
  Tax-exempt                  142,554      114,936     27,618  11.32  12.56     8,004    7,161      843     1,600     (757)
Federal funds sold
  securities purchased
  under agreements
  to resell                    31,978       22,047      9,931   3.71   2.90       589      317      272      168       104
- - ---------------------------------------------------------------------------------------------------------------------------
    Total earning assets    1,996,962    1,854,684    142,278   7.95%  8.29%   78,744   76,275    2,469    6,169    (3,700)
- - ---------------------------------------------------------------------------------------------------------------------------
Reserve for loan loss         (23,763)     (23,889)       126
Cash and due from banks        66,236       58,284      7,952
Premises and equipment, net    52,255       45,302      6,953
Other assets                   79,177       65,545     13,632
- - --------------------------------------------------------------
    Total assets           $2,170,867   $1,999,926   $170,941
==============================================================

Savings, IMMA deposits     $  594,277   $  536,325   $ 57,952   2.59%  2.82%    7,644    7,493      151      773      (622)
Time deposits                 905,000      882,931     22,069   4.34   4.87    19,458   21,334   (1,876)     522    (2,398)
Federal funds purchased
  and securities sold
  under agreements
  to repurchase                73,867      102,123    (28,256   3.70   3.24     1,355    1,643     (288)    (497)      209
Other                          83,409       28,114     55,295   4.75   4.73     1,965      660    1,305    1,303         2
- - ---------------------------------------------------------------------------------------------------------------------------
    Total interest-
      bearing liabilities   1,656,553    1,549,493    107,060   3.70   4.05    30,422   31,130     (708)   2,101    (2,809)
- - ---------------------------------------------------------------------------------------------------------------------------
Demand deposits               272,388      243,609     28,779
Other liabilities              24,801       14,241     10,560
Shareholders' equity          217,125      192,583     24,542
- - --------------------------------------------------------------
    Total liabilities and
      shareholders' equity $2,170,867   $1,999,926   $170,941
==============================================================
Rate spread                                                     4.25%  4.24%
===========================================================================================================================
Net interest margin/revenue                                     4.88%  4.91%  $48,322  $45,145   $3,177   $4,068   $  (891)
===========================================================================================================================

Changes in interest due to volume and rate were defined as follows:
Volume variance-change in average balance multiplied by prior year rate; Rate variance-change in rate multiplied by prior year average balance; and Rate/Volume variance-change in average balance multiplied by the change in rate. The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.


NONINTEREST INCOME

Total noninterest income increased to $7.658 million for the second quarter of 1994, from $6.833 million in first quarter 1994 and $6.666 million for the second quarter of 1993. The increase in noninterest income was due primarily to an increase in service charges on deposit accounts of $.629 million, or 30.10% over the same period in 1993, primarily the result of the acquisition with Metro. On a year to date basis, mortgage loan servicing and other related fees, which decreased $1.139 million between the first six months of 1994 and 1993, or a 23.12% decline, was offset by an increase in service charges on deposit accounts and an increase in the second quarter other income catagory of $.782 million and $1.304 million, respectively. A portion of the decline in mortgage revenues was positively impacted by a reduction in related noninterest expenses. The decrease in mortgage loan and other related fees is primarily due to the decrease in the average servicing portfolio levels and the slowing down of refinancing activity, when compared to levels seen during the first six months of 1993. Net gain on sales of mortgage loan servicing rights decreased $3.217 million, to $2.275 million, from $5.554 million in the first six months of 1993. Included in noninterest income for the six months ended 1994 is additional income that was recognized in the first quarter of 1994, due to the sale of refinanced mortgages that existed on the Company's books at December 31, 1993.

Gains on sales of securities were $24 thousand in second quarter 1994, down from the $159 thousand reported for the second quarter of 1993, a decrease of 84.91%.

The Company anticipates a continued absense of mortgage refinancing production, as mortgage rates continue to rise from record levels seen in the past few years. Refinancing by customers during previous periods created an outflow effect to the Company's loan servicing portfolio, as loans held in the portfolio were being paid off. The Company anticipates that additional servicing income will be obtained in later periods through retail efforts by affiliate banks and through servicing portfolio purchases from other financial institutions and mortgage companies.

Initiatives begun in 1993, relating to mutual funds and annuities sales are also expected to increase the opportunities for noninterest income generation as these programs become more developed and marketing efforts become more defined.

Table 3 shows the key noninterest income catagories and changes for the three months and six months ended June 30, 1994 and 1993:

Table 3:  ANALYSIS OF NONINTEREST INCOME
(dollars in thousands)


                                                   Three Months Ended                     Six Months Ended
                                         ------------------------------------ --------------------------------------
                                                          Increase/(Decrease)                    Increase/(Decrease)
                                                          -------------------                    -------------------
                                          6/30/94  6/30/93       $       %     6/30/94   6/30/93        $       %
                                         ------------------------------------ --------------------------------------
Fees for trust services                  $    613  $   581       32     5.51  $  1,154  $  1,166       (12)   (1.03)
Service charges on deposit accounts         2,719    2,090      629    30.10     4,946     4,164       782    18.78
Net gains on sales of
  investment securities                        24      159     (135)  (84.94)      188       524      (336)  (64.12)
Insurance premiums and commissions            331      224      107    47.77       637       653       (16)   (2.45)
Mortgage loan and other related fees        2,382    2,283       99     4.34     3,788     4,927    (1,139)  (23.12)
Other noninterest income                    1,589    1,329      260    19.56     3,779     2,475     1,304    52.69
- - --------------------------------------------------------------------------------------------------------------------
  Total noninterest income               $  7,658  $ 6,666      992    14.88  $ 14,498  $ 13,909       583     4.19
====================================================================================================================

Noninterest income as a percentage
  of average assets (annualized)            1.38%    1.31%                        1.35%     1.40%



NONINTEREST EXPENSES

Total noninterest expense was $21.839 million in the second quarter of 1994, compared to $19.910 million in the first quarter of 1994 and
$19.929 million in the second quarter of 1993.   All categories of
noninterest expense reflect increases due to the recent acquisition of Metro. Personnel related expenses, which makes up the largest category on noninterest expenses, increased $.999 million between the second quarters of each year presented, and $1.668 million between the six months ended 1994 and 1993. Of the increase, approximately 67% of the change between quarters is the result of Metro's second quarter personel expenses, while 54% of the increase between the six month periods is the result of Metro's payroll expenses. Excluding the affects of Metro, the Company's personnel related expense had a modest increase of approximately 3.32% between the second quarter of each year, and 3.94% between the six months ended 1994 and 1993.

The Company's efficiency ratio (noninterest expense as a percentage of total FTE net interest income and non interest income, excluding securities gains or losses) decreased to 66.49% for the second quarter of 1994, when compared to the 66.86% reported for first three months of 1994, but increased slightly over the 66.42% for the second quarter of 1993. For the first six months of 1994, the Company's efficiency ratio was 66.67%, an increase of 95 basis points over the 65.72% reported for
the first six months of 1993.   While the efficiency ratio has increased
during recent quarters, the Company has a longer term objective of reducing this ratio to the lower 60% range over the next four to six quarters.

During the first half of 1993, the Company converted to a new data processing system serviced by an outside data processing company. While overall effeciencies have been obtained with the new system, modest increases in depreciation and telephone expenses were expected with the conversion. The Company will continue to see slight increases in these catagories throughout the rest of 1994.

Table 4 shows the key noninterest expense catagories and changes for the three months and six months ended June 30, 1994 and 1993:

Table 4: ANALYSIS OF NONINTEREST EXPENSE
(dollars in thousands)


                                                  Three Months Ended                   Six Months Ended
                                         ----------------------------------- -----------------------------------
                                                         Increase/(Decrease)                 Increase/(Decrease)
                                         ----------------------------------- -----------------------------------
                                         6/30/94  6/30/93       $       %    6/30/94  6/30/93       $       %
                                         ----------------------------------- -----------------------------------
Salaries and employee benefits           $10,834  $ 9,835      999    10.16  $21,355  $19,687    1,668     8.47
Furniture and equipment                    1,453    1,272      181    14.23    2,808    2,564      244     9.52
Net occupancy                              1,174    1,049      125    11.92    2,272    2,036      236    11.59
Promotional                                  737      455      282    61.98    1,096      783      313    39.97
Postage, telephone and stationary          1,244    1,166       78     6.69    2,461    2,292      169     7.37
Other:
  FDIC insurance premiums                    965      967       (2)   (.21)    1,930    1,933       (3)    (.16)
  Amortization of goodwill                   207      170       37    21.76      389      340       49    14.41
  Other noninterest expense                5,225    5,015      210     4.19    9,439    8,829      610     6.91
- - ----------------------------------------------------------------------------------------------------------------
  Total noninterest expense              $21,839  $19,929    1,910     9.58  $41,750  $38,464    3,286     8.54
================================================================================================================

Noninterest expense as a percentage
  of average assets (annualized)            3.94%    3.91%                      3.88%    3.88%

Overhead ratio                             66.49%   66.42%                     66.67%   65.72%


ASSET QUALITY

The most significant risk of loss in a financial institution is from its loan portfolio. The Company manages its loan portfolio to limit risk through initial review of credit applications, approval of loans by experienced and trained personnel, loan documentation and compliance procedures. The Company's loan portfolio is well diversified with no excessive concentration in any one industry.

In accordance with regulatory standards, loans are placed in nonaccrual status when they reach a prescribed delinquency stage, generally when payments are 90 days past due or when other events occur which make the collection of all principal and interest owing on the loan questionable. Table 5 shows balances of nonperforming assets and other key asset quality perfomance ratios.

Table 5:  RISK ELEMENTS
(dollars in thousands)


                                                  6/30/94  3/31/94 12/31/93  9/30/93  6/30/93
                                                  ------- -------- -------- -------- --------
Nonperforming loans:
  Nonaccrual loans                                $18,154  $22,240  $20,509  $22,705  $24,694
  Renegotiated loans                                1,811    1,938      364      404      211
- - ---------------------------------------------------------------------------------------------
    Total nonperforming loans                      19,965   24,178   20,873   23,109   24,905
Other real estate                                  11,490   11,837    9,532   10,393   11,825
- - ---------------------------------------------------------------------------------------------
    Total nonperforming assets                    $31,455  $36,015  $30,405  $33,502  $36,730
=============================================================================================

Loans past due 90 days or more                        215      147      224      647      480
=============================================================================================

Nonperforming loans as a percentage of loans, net
  of unearned income (excluding held-for-sale)       1.49%    1.84%    1.73%    1.95%    2.13%
Nonperforming assets as a percentage of loans,
  net of unearned income, plus other real estate
  owned (excluding held-for-sale)                    2.33     2.71     2.50     2.80     3.10
Allowance for loan losses as a percentage
  of nonperforming loans                           119.66   104.11   100.95    99.71    95.98
Allowance for loan losses as a percentage
  of nonperforming assets and loans past
  due 90 days or more                               75.43    69.89    69.31    68.78    65.08


Nonperforming loans, which include nonaccrual loans and renegotiated loans, totaled $19.965 million, or 1.49% of loans at June 30, 1994, a significant decrease over the $24.178 million, or 1.84% of loans reported at March 31, 1994, and the $24.905 million, or 2.13% of loans reported at June 30, 1993.

Nonperforming assets, which include nonperforming loans and other real estate acquired in forclosures (OREO), totaled $31.455 million, $36.015 million and $36.730 million, at June 30, 1994, March 31, 1994, and June
30, 1993, respectively.   Nonperforming assets as a percentage of loans,
plus OREO decreased to 2.33%, from the 2.71% reported at March 31, 1994 and 3.10% reported at December 31, 1993.

The Company has had significant success in improving core asset quality over the last five quarters. The significant increase in nonperforming loans and nonperforming assets during the first quarter of 1994, when compared to previous quarters, is primarily the result of the acquisition of Metro and the inclusion of Metro's $6.8 million nonperforming loans and $10.1 million nonperforming assets. The ratio of nonperforming assets to loans and other real estate, excluding the impact of Metro, would be 1.71% at June 30, 1994, which compares favorably to the 3.10% reported at June 30, 1993.

While management continues to place emphasis in asset quality procedures and training, the level of nonperforming loans and assets will also continue to be largely dependent on the continuing economic recovery in the markets the Company serves. Management anticipates a continuation of a slowly improving economy, and due to continued problem asset remediation, continued improvement in nonperforming loans, assets, and applicable asset quality ratios.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

During the second quarter of 1994, the Company experienced a $.739 million reduction in loan loss reserves due to a recapture of excess reserves at two of the Company's subsidiary banks. This resulted in a negative provision expense of $.383 million in the second quarter of 1994, a decrease of $1.415 million for the same period in 1993, and a negative provision expense of $27 thousand, or a decrease of $2.174
million, for the six months ended June 30, 1994, when compared with the $1.032 million provison expensed in the second quarter of 1993, and $2.147 million provision expense for the six months ended June 30, 1993.

In addition to the provision recapture from the subsidiary banks, the reduction in the level of provision expense was warranted by the improvement in asset quality since first quarter 1993. Activity in the allowance for loan losses, including the contribution from the acquisition of Metro during the first quarter, is shown in Table 6.

Table 6:  LOAN CHARGE-OFF ANALYSIS
(dollars in thousands)

                                                          1994                               1993
                                                -------------------------   --------------------------------------
                                                  Second         First        Fourth         Third        Second
                                                ------------------------------------------------------------------

Average total loans, net of unearned income     $1,345,194    $1,285,164    $1,312,030    $1,269,236    $1,272,015
                                                ==================================================================

Allowance for loan losses, beginning of quarter $   25,172    $   21,073    $   23,044    $   23,905    $   23,869
Charge-offs                                          1,549           916         2,683         1,981         1,507
Recoveries on loans charged-off                        650           619           389           617           511
                                                ------------------------------------------------------------------
  Net charge-offs                                      899           297         2,294         1,364           996
Provision for loan losses                             (383)          356           323           503         1,032
Allowance of subsidiary bank acquired                  ---         4,040           ---           ---           ---
                                                ------------------------------------------------------------------
Allowance for loan losses, end of quarter       $   23,890    $   25,172    $   21,073    $   23,044    $   23,905
                                                ==================================================================

Allowance for loan losses to loans,
  net of unearned income:
    Including mortgage loans held-for-sale            1.77%         1.86%         1.66%         1.78%         1.90%
    Excluding mortgage loans held-for-sale             1.79         1.91          1.75          1.94          2.04

Net loans charged off as a percentage
  of average loans, net of unearned
  income (annualized):
    Including mortgage loans held-for-sale              .27          .10           .70           .43           .31
    Excluding mortgage loans held-for-sale              .27          .10           .77           .46           .34


The charge-off ratio (annualized) increased slightly to .27% at the end of second quarter 1994, over the .10% reported for the first quarter of 1994, but was significantly lower than the last three quarters of 1993. Management anticipates the charge-off ratio will move towards the modest mid-to-upper 30% range during the rest of 1994.

Table 7 presents presents the Company's consolidated loan and asset quality concentrations as of June 30, 1994:

Table 7:  LOAN AND ASSET QUALITY CONCENTRATIONS
(dollars in thousands)


                                                Percentage                             Other Real   Loans 90 Days
            Collateral Type       Outstanding    of Loans    Nonaccrual  Renegotiated    Estate    Past Due or more
- - -------------------------------------------------------------------------------------------------------------------
Commercial mortgages:
 Retail business                 $    31,201      2.31%      $    656      $   ---       $   315           $---
 Broiler operations                   29,885      2.21            308          ---           ---            ---
 Egg operations                       15,890      1.18            164          ---           261            ---
 Farmland                             18,667      1.38             60          ---           ---            ---
 Multi-family residential             19,876      1.47          1,435          ---         1,499            ---
 Office buildings                     32,823      2.43            ---          ---           ---            ---
 Manufacturing/industrial             28,678      2.12            276          ---           599            ---
 Hotel/motel                          22,236      1.65            ---          ---           ---            ---
 Recreational properties               8,422       .62            300        1,250         2,124            ---
 Shopping centers                     15,104      1.12            278          ---           483            ---
 Other commercial                    102,068      7.55          1,956          ---         2,325            ---
 Other                                43,453      3.22          4,457          323           174            ---
- - -------------------------------------------------------------------------------------------------------------------
                                     368,303     27.25          9,890         1,573        7,780            ---

Construction and land development:
 Acquisition and land development:
   Residential                        28,706      2.12            100          ---            91            ---
   Commercial                          6,748       .50            ---          ---           ---            ---
 Construction                         87,162      6.45            127          ---         1,320            ---
- - -------------------------------------------------------------------------------------------------------------------
                                     122,616      9.07            227          ---         1,411            ---

Residential mortgages:
  Real estate dwelling               209,101     15.47          2,736           49         1,642             75
  Mortgage loans held-for-sale        14,883      1.10            ---          ---           ---            ---
  Residential lots                    40,291      2.98            334          ---           592              8
  Mobile homes                        34,914      2.58            696          ---            38             16
  Rental                              31,778      2.35            657          189            27            ---
  Interval ownership                  10,005       .74             17          ---           ---            ---
  Mortgage loan investments           26,152      1.93            394          ---           ---            ---
  Home equity                         27,828      2.06             39          ---           ---            ---
  Other                               12,794       .95            237          ---           ---            ---
- - -------------------------------------------------------------------------------------------------------------------
                                     407,746     30.17          5,110          238         2,299             99
Commercial products:
  Assignment A/R and contracts        22,350      1.65            564          ---           ---            ---
  Inventory                           10,099       .75             49          ---           ---            ---
  Assignment of notes                  6,788       .50            115          ---           ---            ---
  Automobiles - heavy trucks           4,232       .31            109          ---           ---            ---
  Floor plans                          1,800       .13              8          ---           ---            ---
  Other                               62,706      4.64            700          ---           ---            ---
- - -------------------------------------------------------------------------------------------------------------------
                                     107,975      7.99          1,545          ---           ---            ---
Consumer goods:
  Automobiles                        212,108     15.69            702          ---           ---             35
  Unsecured                           33,384      2.47            124          ---           ---            ---
  Savings and certificates            29,311      2.17            ---          ---           ---            ---
  Credit cards                        18,627      1.63            ---          ---           ---             40
  Mobile homes without real estate     7,203       .53             65          ---           ---            ---
  Unsecured consumer lines of credit   3,726       .28              8          ---           ---              5
  Co-maker/guarantor                   4,428       .33             25          ---           ---            ---
  Other                               36,102      2.67            458          ---           ---             36
- - -------------------------------------------------------------------------------------------------------------------
                                     344,889     25.52          1,382          ---           ---            116
- - -------------------------------------------------------------------------------------------------------------------
       Total concentrations       $1,351,529    100.00%       $18,154       $1,811       $11,490           $215
===================================================================================================================


Table 8 provides a summary of average balances for the quarters ended June 30, 1994, December 31, 1993 and June 30, 1993, along with interest earned and paid during each quarter and average rates by category.

Table 8: QUARTERLY AVERAGES, MIX, INTEREST AND RATES


For the three months ended                      6/30/94                    12/31/93                     6/30/93
                                    --------------------------  --------------------------  --------------------------
                                      Average                     Average                     Average
                                      Balance  Interest  Rate     Balance  Interest  Rate     Balance  Interest  Rate
                                    --------------------------  --------------------------  --------------------------
ASSETS

Interest-earning assets:
Interest-bearing deposits in
    other financial institutions    $   41,374  $   420  4.07%  $   67,114  $   667  3.94%  $   69,232  $   671  3.93%
Net loans                            1,345,194   29,319  8.79    1,312,030   28,013  8.47    1,272,015   27,918  8.90
Investment securities:
    Non-taxable                        143,875    4,047 11.28      124,475    3,369 10.74      116,628    3,931 13.67
    Taxable                            483,502    6,716  5.57      406,651    5,645  5.51      420,881    6,354  6.12
Federal funds sold and
  securities purchased under
  agreements to resell                  29,784      299  4.03        8,234       47  2.26       18,017      138  3.11
                                    -------------------         -------------------         -------------------
    Total earning assets             2,043,729   40,801  8.01    1,918,504   37,741  7.80    1,896,773   39,012  8.34
                                    --------------------------  --------------------------  --------------------------
Reserve for loan losses                (25,019)                    (22,501)                    (24,097)
Cash and due from banks                 68,922                      64,328                      58,561
Premises and equipment                  54,671                      47,419                      46,955
Other assets                            83,365                      60,170                      65,959
                                    -----------                 -----------                 -----------
    Total assets                    $2,225,668                  $2,067,920                  $2,044,151
                                    ===========                 ===========                 ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Savings and money
    market accounts                 $  618,895    4,032  2.61   $  542,524    3,592  2.63   $  533,138    3,745  2.82
  Time deposits                        906,132    9,723  4.30      884,516    9,908  4.44      880,379   10,295  4.69
  Federal funds purchased
    and securities sold under
    agreements to repurchase            75,128      726  3.88       85,067      693  3.23      124,172    1,039  3.36
  Other borrowed funds                  92,724    1,107  4.79       61,552      723  4.66       37,724      434  4.61
                                    --------------------        -------------------         -------------------
    Total interest-
      bearing liabilities            1,692,879   15,588  3.69    1,573,659   14,916  3.76    1,575,413   15,513  3.95
                                    --------------------------  --------------------------  --------------------------
Noninterest-bearing
  demand deposits                      288,827                     274,408                     258,358
Other liabilities                       26,544                      19,015                      16,428
                                    ----------                  ----------                  ----------
    Total liabilities                2,008,250                   1,867,082                   1,850,199
                                    ----------                  ----------                  ----------
    Total shareholders' equity         217,418                     200,838                     193,952
                                    ----------                  ----------                  ----------
    Total liabilities and
      shareholders' equity          $2,225,668                  $2,067,920                  $2,044,151
                                    ==========                  ==========                  ==========

Net interest income                             $25,213                     $22,825                     $23,499
                                                =======                     =======                     =======
Interest spread                                          4.31%                       4.04%                       4.39%
                                                        ======                      ======                      ======
Net interest margin                                      4.95%                       4.72%                       4.97%
                                                        ======                      ======                      ======


EARNING ASSETS AND FUNDING SOURCES

Management classifies earning assets into two categories, core and incremental. Core earning assets are defined as loans relative to the business of banking, while incremental earning assets are all other earning assets, including loans held-for-sale, investments, and interest-
bearing deposits with other financial institutions.   Table 9 provides
the Company's allocation between these categories and the change between these categories for the periods presented.

Table 9:  ANALYSIS OF BALANCE SHEET CHANGES
(dollars in thousands)

                                                                                  Change               Change
                                                                            ------------------- -------------------
                                                                            6/30/94 to 12/31/93  6/30/94 to 6/30/93
                                                                            ------------------- -------------------
                                           6/30/94    12/31/93     6/30/93      $         %       $           %
                                        ----------------------------------  ------------------- -------------------
Earning Assets:
Core earning assets:
  Commercial loans                      $  647,244  $  559,229  $  525,388    88,015      15.7   121,856      23.2
  Retail loans                             655,902     617,305     627,355    38,597       6.3    28,547       4.6
  Other core loans                          33,500      27,852      18,818     5,648      20.3    14,682      78.0

    Total core earning assets            1,336,646   1,204,386   1,171,561   132,260      11.0   165,085      14.1
Incremental earning assets:
  First mortgage loans held-for-sale        14,883      65,361      88,714   (50,478)    (77.2)  (73,831)    (83.2)
  Investment securities                    641,453     536,116     531,781   105,337      19.6   109,672      20.6
  Interest-bearing deposits with
    financial institutions                  31,046      68,157      64,455   (37,111)    (54.4)  (33,409)    (51.8)
  Federal funds sold
    and repurchase agreements               21,770      35,871      13,506   (14,101)    (39.3)    8,264      61.2
                                       -----------------------------------  ------------------- -------------------
     Total incremental earning assets      709,152     705,505     698,456     3,647        .5    10,696       1.5
                                       -----------------------------------  ------------------- -------------------
     Total earning assets               $2,045,798  $1,909,891  $1,870,017   135,907       7.1   175,781       9.4
                                       ===================================  =================== ===================

Deposits and Funds:
Core funds:
  Demand deposits                       $  296,531  $  280,037  $  260,708    16,494       5.9    35,823      13.7
  Interest-bearing checking                178,878     167,955     150,944    10,923       6.5    27,934      18.5
  Century Service and IMMA                 320,459     300,557     311,363    19,902       6.6     9,096       2.9
  Statement savings                        119,394      77,938      73,402    41,456      53.2    45,992      62.7
  Certificates less than
   $100 and IRAs                           562,494     561,446     556,183     1,048        .2     6,311       1.1
                                       -----------------------------------  ------------------- -------------------
    Total core funds                     1,477,756   1,387,933   1,352,600    89,823       6.5   125,156       9.3
                                       -----------------------------------  ------------------- -------------------
Incremental funds:
  Certificates over $100                   177,019     146,416     153,152    30,603      20.9    23,867      15.6
  Other large deposits                     158,518     181,842     158,475   (23,324)    (12.8)       43       ---
  Federal funds purchased                   34,677      43,945      47,330    (9,268)    (21.1)  (12,653)    (26.7)
  Repurchase agreements                     35,113      19,144      36,297    15,969      83.4    (1,184)     (3.3)
  Other short-term borrowings               11,738      13,807      12,519    (2,069)    (15.0)     (781)     (6.2)
  Long-term debt                            90,772      57,867      48,331    32,905      56.9    42,441      87.8
                                       -----------------------------------  ------------------- -------------------
    Total incremental funds                507,837     463,021     456,104    44,816       9.7    51,733      11.3
                                       -----------------------------------  ------------------- -------------------
    Total funds                         $1,985,593  $1,850,954  $1,808,704   134,639       7.3   176,889       9.8
                                       ===================================  =================== ===================


Total earning assets at June 30, 1994, were $2.046 billion, up 7.1% from the $1.910 billion at December 31, 1993, and up 9.4% from the $1.870 billion at June 30, 1993. Total core earning assets increased 11.0% to $1.337 billion over the $1.204 billion reported at December 31, 1993, while incremental earning assets remained stable since June 30, 1993, increasing only 1.5%. Although incremental earning assets had little change, as a whole, categories making up incremental earnings had significant changes between periods, with the largest decrease resulting from mortgage loans held-for-sale, decreasing $50.478 million since December 31, 1993, and deposits held with other financial institutions, decreasing $37.111 million. Both these categories were offset by an increase in investment securities of $105.337 million, or 19.6% since
December 31, 1993.   The decrease in mortgage loans held-for-sale can be
attributed to lower loan production and decreasing refinancing activity, which are the result of recent increases in mortgage loan rates. While there may be continued changes within catagories of earning assets, management expects no material changes in overall core or incremental assets during the third quarter of 1994.

Similar to earning assets, management classifies funding sources into core and incremental categories. Core funding sources are primarily deposits held, including demand deposits, but excluding CD's greater than $100,000. Incremental funds are defined as all other funding sources, including federal funds purchased and other borrowings.

Total incremental funds at June 30, 1994, were $507.837 million, up 9.7% from the $463.021 million at December 31, 1993, and up 11.3% from the $456.104 million at June 30, 1993. Total core funds at June 30, 1994, were $1.478 billion, up 6.5% from the $1.388 billion at December 31, 1993, and up 9.3% from the $1.353 billion at June 30, 1993.

Total deposits increased slightly between periods, when taking into account the increase attributed to Metro deposits. However, incremental funds increased between June 30, 1994 and June 30, 1993, primarily due to an increase of $23.867 million in certificates of deposit over $100,000 and an increase in long-term debt of $42.441 million, of which $40.000 million in long-term debt was the result of additional Federal Home Loan Bank debt by the Company's lead bank, The First National Bank of Gainesville.

SECURITIES

Federal funds sold, interest-bearing deposits with financial institutions, and shorter term U.S. Treasuries and U.S. Government agencies are held primarily for liquidity purposes while mortgage-backed securities are held for income purposes. The mortgage-backed security distribution between adjustable and fixed rate securities is determined by interest rate sensitivity requirements. Management anticipates no material change in the portfolio distribution in the third quarter based on the current interest rate environment. The book and market value of securities at June 30, 1994, are summarized in Table 10.

Table 10: SECURITIES - AMORTIZED COST AND MARKET VALUE
(in thousands)

                                                      Gross     Gross
                                         Amortized Unrealized Unrealized  Market
                                            Cost      Gains     Losses     Value
                                        ------------------------------------------

Investment securities available-for-sale:
  U.S. Treasury and U.S. Government
    Agencies                            $ 125,810  $     113  $   1,457  $ 124,466
  Mortgage-backed securities              375,388      1,215     10,850    365,753
  State and municipal - taxable             2,639        104        272      2,471
  Other investments                         7,244         30        119      7,155
                                        ------------------------------------------
    Total                               $ 511,081  $   1,462  $  12,698  $ 499,845
                                        ==========================================
Investment securities held-to-maturity:
  State and municipal - tax exempt      $ 141,608  $   7,476  $   2,369  $ 146,715
                                        ==========================================


Table 11 presents the current distribution of the total investments by expected maturity and average yields (for all obligations on a FTE basis assuming a 35% tax rate) at June 30, 1994. Expected maturities may differ from contractual maturities due to call and prepayment options.

Table 11: MATURITY OF INVESTMENTS (SECURITIES AND OTHER FUNDS)
(dollars in thousands)

                                                           After 1 But          After 5 but
                                      Within 1 Year       Within 5 Years       Within 10 Years      After 10 Years
                                    ------------------------------------------------------------------------------
                                      Amount  Yield        Amount  Yield        Amount  Yield        Amount  Yield
                                  ------------------------------------------------------------------------------
Investment securities
  available-for-sale:
 U. S. Treasury                   $ 11,387   4.82%      $ 12,080  5.98%      $    951  8.24%
 U. S. Government agencies          47,477   4.77         37,415  6.05         15,156  6.52
 Mortgage-backed securities:
   Fixed rate                          ---    ---          6,440  8.07         22,876  7.12       $103,757  7.30%
   Adjustable rate                     ---    ---            228  4.72            510  5.95        231,942  5.54
 Corporate bonds                       ---    ---            530  8.84            ---   ---            ---   ---
 State and municipal                   648   5.18            597  8.16            388  7.80            838  4.30
 Other investments                     ---    ---            ---   ---            ---   ---          6,625  6.00
                                  -------------------------------------------------------------------------------
Total investment securities
     available-for-sale             59,512   4.73         57,290  6.22         39,881  6.84        343,162  6.06

State and municipal                  6,515  11.43         52,025 12.41         12,549 10.62         70,519  9.54
Federal funds sold                  21,770   4.13            ---  ---             ---   ---            ---   ---
Interest-bearing deposits with
 financial institutions             30,947   4.10             99  4.20            ---   ---            ---   ---
                                  -------------------------------------------------------------------------------
   Total investments              $118,744   4.82%      $109,414  9.17%      $ 52,430  7.74%      $414,681  6.61%
                                  ===============================================================================


The Company has the intention and ability to hold investment securities until their specific maturity date (classified as securities held-to-maturity). However, periodically various factors may dictate that it would be in the best interest of the Company to restructure the portfolio or a part of the portfolio to meet changing economic conditions, satisfy internal policy constraints in liquidity, rate sensitivity, safety and soundness or maintain risk-based capital requirements. During the first six months of 1994, the Company did not sell any securities classified as investment securities held-to-maturity. Management does not anticipate any significant security sales for the third quarter. At June 30, 1994, $318.343 million of investment securities were pledged to secure public funds on deposit and securities sold under repurchase agreements, and for other purposes as required by various statutes or agreements.

At June 30, 1994, market value of securities as a percentage of cost was 99.06%, down from the 100.79% and 103.34% reported at March 31, 1994 and December 31, 1993, respectively, due to the rapid rise in long-term interest rates.

INTEREST RATE SENSITIVITY

Rate sensitivity is defined as the exposure to variability in net interest income resulting from changes in market based interest rates.
It is the Company's philosophy to protect net interest income through a controlled assumption of interest rate risk for profit, against unexpected changes in interest rates. This is accomplished through an appropriate balance between interest sensitive assets and interest sensitive liabilities at each subsidiary bank and on a consolidated basis. The Company measures and manages interest rate risk through the following methods: net interest income variance to the Company's business and financial plan, Beta adjusted gap analysis and net income variance through simulation analysis.

In terms of net interest income variance to the financial plan, the acceptable level of risk is defined as a maximum 2% annualized net interest income variance due to a shift in interest rates from plan projections, with such rate shift based on management's best estimation of the potential maximum and gradual change in rates (higher or lower) relative to plan. At June 30, 1994, the Company's balance sheet was structured to attain compliance with this standard.

Table 12:  INTEREST RATE SENSITIVITY
(dollars in thousands)


At June 30, 1994                       3 Month       6 Month      12 Month
                                   -----------------------------------------
Beta-adjusted gap position:
  Rate sensitive assets                717,912        892,897     1,144,595
  Rate sensitive liabilities           718,253        887,545     1,174,952
                                   -----------------------------------------
  Dollar gap                              (341)         5,352       (30,357)
                                   =========================================
  Gap ratio                               1.00           1.01           .97

Company minimum standards          .65 to 1.20    .65 to 1.20   .90 to 1.10


The Beta adjusted gap analysis, as provided in Table 12, gives recognition and appropriate adjustment to the contractual gap position to administered and market rate assets and liabilities that are not likely to change in rate to the same degree of a change in market rates. Generally, liabilities such as regular savings, insured money market accounts, NOW accounts and super now checking accounts would fit into this category. Earning assets subject to applicable rate caps and floors, fixed rate securities subject to anticipated prepayments and yield changes are also adjusted accordingly in the Beta gap calculations. In management's opinion, the Beta adjusted gap profile as of June 30, 1994, meets the Company's objectives. Management anticipates no major shifts in the Beta adjusted gap profiles.

Simulation analysis measures the annualized impact to net income due to an immediate and parallel shift in interest rates. The Company's standard, in varying rate shock environments, is as follows:


Annualized impact to Net Income due to a           Maximum Net Income
parallel and immediate shift in rates of:            Negative Impact

+200 Basis points                                    2.50%
+100 Basis points                                    2.00%
- - -100 Basis points                                    2.50%
- - -200 Basis points                                    3.50%


Simulation analysis performed on the Company's balance sheet indicates, at June 30, 1994, that the Company is in compliance with these standards. Management anticipates no significant changes in this profile for the third quarter of 1994.


LIQUIDITY

The Company measures and manages the consolidated liquidity position based on core funding and incremental funding objectives. It is the Company's target policy for core funding to equal at least 100% of core earning assets, with the minimum acceptable level being 90%. For the quarter ended June 30, 1994, the average core funding to average core assets ratio equaled 111.13% down slightly from the 111.66% reported for the quarter ended March 31, 1994, and the 117.40% reported for the quarter ended June 30, 1993. These percentages are well above the Company's minimum tolerance. Management anticipates that the core funding ratio will remain above the 100% mark during the third quarter of 1994.

It is also the Company's target policy for incremental funds to total deposits and funds not to exceed 40%. For the quarter ended June 30, 1994, this ratio, based on quarterly averages, equaled 25.77%, down slightly from the 26.23% reported for the quarter ended March 31, 1994, but up from the 23.13% reported for the quarter ended March 31, 1993. These ratios are all well below the Company's maximum tolerance. Through its lead affiliate bank, the Company maintains upstream overnight federal funds lines of credit of $70.0 million. These lines are occasionally used to fund peak balances in mortgage loans held for sale. In June 1992, the parent Company secured a revolving line of credit totaling $3.0 million. Management knows of no demands, commitments or events that will result in, or that are likely to result in, the Company's liquidity increasing or decreasing in any material way.

CAPITAL RESOURCES

The Company's standards and capital levels at June 30, 1994, are proviided in Table 13.

Table 13:  ANALYSIS OF CAPITAL ADEQUACY
(dollars in thousands)

                                                               Regulatory     Internal
                                                     6/30/94   Guidelines     Standards
                                                  -----------------------------------------
Risk-based capital ratios:
  Tier 1 capital to risk-adjusted assets                 13.83%    4.00%   9.00%  (minimum)
  Tier 2 capital to risk-adjusted assets                  1.25     4.00    2.00   (maximun)
                                                  -------------
    Total capital to risk-adjusted assets                15.08     8.00    9.00   (minimum)
                                                  =============
Leverage ratios:
  Capital to assets                                       9.73%            6.50%  (minimum)
  Primary capital to adjusted assets (a)                 10.68     5.50%   8.00   (minimum)
  Primary tangible capital to adjusted assets (b)        10.29             6.00   (minimum)

Tier 1 capital                                     $   207,211
Tier 2 capital                                          18,729
                                                  -------------
  Total capital                                    $   225,940
                                                  =============
Risk-adjusted assets                               $ 1,498,354
                                                  =============

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

The Company has met all of its capital requirements through retained earnings while steadily increasing regulatory and internally defined capital ratio objectives. Table 14 summarizes the Company's internal capital generation and the factors that influence it.

Table 14:  INTERNAL CAPITAL GENERATION RATE


                                     For the three months ended   For the six months ended
                                     --------------------------   -------------------------
                                         6/30/94      6/30/93       6/30/94     6/30/93
                                     ------------- ------------   ----------- -------------
Return on average assets                     1.28%        1.10%         1.25%      1.17%
 divided by                          ------------------------------------------------------
Average equity as a % of average assets      9.74         9.52         10.04       9.64
 equals                              ------------------------------------------------------
Return on average equity                    13.14        11.55         12.45      12.13
 times                               ------------------------------------------------------
Earnings retained                           57.05        52.63         54.96      54.05
 equals                              ------------------------------------------------------
Internal capital growth                      7.50         6.08          6.84       6.56
                                     ======================================================

The internal growth rate increased due to the increase in the return on average equity for the comparative period which more than offset the effects of the increase in the percentage amount of earnings which were declared for payment of cash dividends to shareholders. The cash dividend declared for the second quarter of 1994 was $.1925 compared to $.1750 for the second quarter of 1993, an increase of 10.0%. Management is of the opinion that, given the Company's dividend policy, asset growth can be funded internally while maintaining the integrity of the Company's capital positions.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's Annual Shareholders' Meeting was held on April 20,
1994.  A majority of the shareholders, representing    9,440,066 shares,
either in person or by proxy, approved the election of Directors,
approved a proposal to establish the    Performance-Based Restricted
Stock Plan and ratified the appointment of KPMG Peat Marwick as the
Company's      independent auditors for the year ended December 31, 1994.

     The twenty-two (22) Directors elected by shareholders to serve for the 1994-1995 year are as follows:

      Jane Wood Banks             Edwin C. Poss
      Thomas S. Cheek             Paul J. Reeves
      John A. Ferguson            A. Roy Roberts, Jr.
      James H. Harris, Jr.        Richard A. Shockley
      Ray C. Jones                Harold L. Smith
      Arthur J. Kunzer, Jr.       W. Woodrow Stewart
      W. L. Lester                Bobby M. Thomas
      Richard A. McNeece          James A. Walters
      Peter D. Miller             M.G. West
      Loy D. Mullinax             J. Michael Womble
      J. Kenneth Nix, Sr.         Joe Wood, Jr.

     The following schedule provides the allocation of the 9,440,066
voting shares for or against Proposal No. 2, Performance-   Based
Restricted Stock Plan, and No. 3, ratification of the appointment of KPMG Peat Marwick:

                                                 Vote For           Vote Against
                                             Shares   Percent     Shares   Percent
                                           -------------------  -------------------
Performance-Based Restricted Stock          8,571,232   90.8%      625,217    6.6%

KPMG Peat Marwick Independent Auditors      9,398,991   99.6         5,393     .1


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Number         Description of Exhibits
     ------    -------------------------------------------------------
     11.1      Statement re computation of per share earnings enclosed
               herewith.

(b) On April 14, 1994, a Form 8-K was filed pursuant to the Agreement of Reorganization and Plan of Merger ("Agreement") by and between the Company and Barrow Bancshares, Inc. ("Barrow"), whereby Barrow is to merge with the Company, resulting in the Company's acquiring all of the outstanding shares of Barrow's subsidiary bank, Barrow Bank & Trust Company.

     Dated July 31, 1994, and filed August 1, 1994, a Form 8-K was filed
     pursuant to the completion of the above transaction    by and between
     the Company and Barrow, whereby 521,700 shares of the Company's stock
     was issued for all of the    379,682 shares of Barrow stock outstanding.

Exhibit 11.1

STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
(dollars in thousands, except per share data)


                                             Three Months Ended          Six Months Ended
                                           -----------------------    -----------------------
                                            June 30      June 30       June 30      June 30
                                              1994         1993          1994         1993
                                           ----------   ----------    ----------   ----------
EARNINGS PER SHARE

   Weighted average shares outstanding     15,896,129   15,334,932    15,787,235   15,319,647
                                           ==================================================
   Net income per share                    $      .45   $      .36    $      .85   $      .76
                                           ==================================================

PRIMARY EARNINGS PER SHARE

   Weighted average shares outstanding     15,896,129   15,334,932    15,787,235   15,319,647
   Dilutive stock options                     192,097      139,343       207,126      131,311
                                           --------------------------------------------------
                                           16,088,226   15,474,275    15,994,361   15,450,958
                                           ==================================================
   Net income per share                    $      .44   $      .36    $      .84   $      .75
                                           ==================================================

FULLY DILUTED EARNINGS PER SHARE

   Weighted average shares outstanding     15,896,129   15,334,932    15,787,235   15,319,647
   Dilutive stock options                     196,825      131,311       208,799      131,311
                                           --------------------------------------------------
                                           16,092,954   15,466,243    15,996,034   15,450,958
                                           ==================================================
   Net income per share                    $      .44   $      .36    $      .84   $      .75
                                           ==================================================


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST NATIONAL BANCORP


                         Dated:  August 9, 1994




                         By:     /s/  Peter D. Miller
                                -------------------------------------
                                  Peter D. Miller
                                  President, Chief Administrative,
                                    and Chief Financial Officer




                         By:     /s/ J. Reid Moore
                                -------------------------------------
                                  J. Reid Moore
                                  Group Vice President and Controller