Form 10-Q
period 1994-09-30
FIRST NATIONAL BANCORP /GA/
filed 1994-11-07
CIK 351825

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q


      /X/  Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1994

                                   or

     /   /     Transition Report Pursuant  to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

            For the transition period from ------ to -------


                       Commission File No. 0-10657


                         FIRST NATIONAL BANCORP
                         ----------------------
         (Exact name of registrant as specified in its charter)

                   Georgia                 58-1415138
                   -------                 ----------
      (State or other jurisdiction of    (I.R.S. Employer
       incorporation or organization)    Identification No.)

         303 Jesse Jewell Parkway, Suite 700
                  Gainesville, Georgia           30501
                  --------------------           -----
     (Address of principal executive offices)  (Zip Code)

                             (404) 503-2000
                             --------------
          (Registrant's telephone number, including area code)

                             Not Applicable
                             --------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  /X/     No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding at November 2, 1994
        -----                                -------------------------------
Common Stock, $1.00 Par Value                        16,489,469 Shares

                 FIRST NATIONAL BANCORP AND SUBSIDIARIES

                                FORM 10-Q

                            TABLE OF CONTENTS




Part I.  Financial Information                                     Page Number
- - ------------------------------                                     -----------

 Item 1.   Financial Statements (unaudited):

           Consolidated Balance Sheets. . . . . . . . . . . . . . . .     3

           Consolidated Statements of Income. . . . . . . . . . . . .     4

           Consolidated Statements of Shareholders' Equity. . . . . .     5

           Consolidated Statements of Cash Flows. . . . . . . . . . .     6

           Notes to Consolidated Financial Statements . . . . . . . .     7

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . . . .     9


Part II.       Other Information
- - --------------------------------

 Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  23

 Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  26

CONSOLIDATED  BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

                                                               September 30   December 31  September 30
                                                                    1994          1993         1993
                                                               ----------------------------------------
ASSETS
Cash and due from banks                                         $   86,910    $   86,393    $   71,960
Federal funds sold and securities purchased under
  agreements to resell                                              23,950        36,371        12,459
- - -------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                      110,860       122,764        84,419
Interest-bearing deposits in other financial institutions           22,301        68,157        62,890
Investment securities available-for-sale                           518,462       410,252        30,935
Investment securities held-to-maturity (market value
  $150,949, $144,827 and $542,656, respectively                    148,209       139,368       519,012
Loans                                                            1,406,839     1,323,054     1,347,704
Less:   Unearned income                                             (9,891)      (16,490)      (18,116)
        Allowance for loan losses                                  (22,657)      (21,543)      (23,514)
- - -------------------------------------------------------------------------------------------------------
              Net loans                                          1,374,291     1,285,021     1,306,074
Premises and equipment                                              56,755        49,630        49,353
Other assets                                                        83,048        66,603        65,908
- - -------------------------------------------------------------------------------------------------------
  Total assets                                                  $2,313,926    $2,141,795    $2,118,591
=======================================================================================================

LIABILITIES
Deposits:
  Noninterest-bearing                                              333,264       285,255       277,179
  Interest-bearing, including certificates of deposit
    of $100 or more of $184,407, $152,761
    and $153,999, respectively                                   1,563,871     1,479,177     1,476,017
- - -------------------------------------------------------------------------------------------------------
      Total deposits                                             1,897,135     1,764,432     1,753,196
Federal funds purchased and securities sold
  under agreements to repurchase                                    66,793        63,379        76,812
Other short-term borrowings                                          8,578        13,807        13,025
Long-term debt                                                      90,592        57,958        48,237
Other liabilities                                                   24,711        24,160        20,180
- - -------------------------------------------------------------------------------------------------------
  Total liabilities                                              2,087,809     1,923,736     1,911,450

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share authorized
  30,000,000 shares; issued and outstanding 16,465,036
  16,034,183 and 15,864,255 shares, respectively                    16,465        16,034        15,864
Additional paid-in capital                                          66,410        58,762        56,304
Retained earnings                                                  151,691       139,996       134,973
Net unrealized holding gains (losses) on securities
 available-for-sale                                                 (8,449)        3,267           ---
- - -------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                       226,117       218,059       207,141
- - -------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                    $2,313,926    $2,141,793    $2,118,591
=======================================================================================================

      See accompanying notes to consolidated financial statements.

                                        3

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)
(unaudited)


                                                          Three Months Ended        Nine Months Ended
                                                       ------------------------------------------------
                                                        9/30/94       9/30/93      9/30/94     9/30/93
                                                       ------------------------------------------------
INTEREST INCOME
  Loans (including fees)                               $  31,109    $  28,792     $ 89,437    $ 85,197
  Interest-bearing deposits in other
    financial institutions                                   322          654          952       2,083
  Investment securities:
    Tax-exempt                                             2,537        2,303        7,633       6,748
    Taxable                                                7,559        5,980       20,186      18,825
  Federal funds sold and securities purchased
      under agreements to resell                             320          235        1,368         568
- - -------------------------------------------------------------------------------------------------------
        Total interest income                             41,847       37,964      119,576     113,421
- - -------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits, including interest expense on certificates
    of deposit of $100 or more of $1,691, $1,666, $5,008
    and $6,206, respectively.                             14,659       14,228       42,550      43,855
  Federal funds purchased and securities
    sold under agreements to repurchase                      845          764        2,201       2,410
  Other short-term borrowings                                 39           63          156         171
  Long-term debt                                           1,097          605        2,948       1,161
- - -------------------------------------------------------------------------------------------------------
      Total interest expense                              16,640       15,660       47,855      47,597
- - -------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                       25,207       22,304       71,721      65,824
  Provision for loan losses                                 (159)         509         (136)      2,661
- - -------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       25,366       21,795       71,857      63,163
- - -------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Fees for trust services                                    591          565        1,746       1,731
  Service charges on deposit accounts                      2,801        2,243        7,833       6,476
  Net (losses) gains on sales of investment securities       (20)          64          (65)        744
  Other noninterest income                                 3,228        5,140       11,695      13,227
- - -------------------------------------------------------------------------------------------------------
    Total noninterest income                               6,600        8,012       21,209      22,178
- - -------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                          10,914       10,180       32,712      30,316
  Net occupancy                                            1,286        1,059        3,657       3,165
  Furniture and equipment                                  1,422        1,405        4,313       4,032
  Other noninterest expense                                8,155        7,472       23,759      22,090
- - -------------------------------------------------------------------------------------------------------
    Total noninterest expense                             21,777       20,116       64,441      59,603
- - -------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  10,189        9,691       28,625      25,738
Income tax expense                                         2,952        2,870        7,645       7,164
- - -------------------------------------------------------------------------------------------------------
Income before cumulative effect
   of accounting change                                    7,237        6,821       20,980      18,574
Cumulative effect at January 1, 1993 of change in
   accounting for income taxes                               ---          ---          ---         160
- - -------------------------------------------------------------------------------------------------------
NET INCOME                                            $    7,237   $    6,821   $   20,980  $   18,734
=======================================================================================================

NET INCOME PER SHARE:
Based on weighted-average shares outstanding          16,462,745   15,853,116   16,357,511  15,818,104
Income before cumulative effect of accounting change  $      .44   $      .43   $     1.28  $     1.17
Cumulative effect of accounting change                       ---          ---   -      ---         .01
- - -------------------------------------------------------------------------------------------------------
Net income per share                                  $      .44   $      .43   $     1.28  $     1.18
=======================================================================================================

      See accompanying notes to consolidated financial statements.

                                       4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

                                                                                Net Unrealized
                                                                                Holding Gains
                                                                                 (Losses) On
                                      Common Stock     Additional                 Securities
                                 ____________________    Paid-In    Retained      Available-
                                    Shares    Amount     Capital    Earnings       For-Sale         Total
                                 ---------------------------------------------------------------------------
Balance at January 1, 1993       15,771,194   $15,771    $54,872    $124,102                       $194,745
Net income                                                            18,734                         18,734
Cash dividends declared
  of $.5250 per share                                                 (7,863)                        (7,863)
Stock options exercised              67,046        67        927                                        994
Issuance of common stock
  for dividend reinvested            26,015        26        505                                        531
- - ------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993    15,864,255   $15,864    $56,304    $134,973             ---       $207,141
============================================================================================================

Balance at January 1, 1994       16,034,183   $16,034    $58,762    $139,996       $   3,267       $218,059
Net income                                                            20,980                         20,980
Cash dividends declared
  of $.5775 per share                                                 (9,285)                        (9,285)
Issuance of common
  shares for acquisition            266,414       266      5,112                                      5,378
Stock options exercised              95,842        96      1,199                                      1,295
Issuance of common stock
  for dividend reinvestment          68,597        69      1,337                                      1,406
Unrealized losses on securities
  available-for-sale, net
  tax effect of $7,396                                               (11,716)                       (11,716)
- - ------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994    16,465,036   $16,465    $66,410    $151,691       $ (8,449)       $226,117
============================================================================================================

      See accompanying notes to consolidated financial statements.

                                       5

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                      Nine Months Ended
                                                                 -------------------------
                                                                     9/30/94      9/30/93
                                                                 -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                        $    20,980  $   18,734
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Provision for loan losses                                            (136)      2,661
    Provision for other real estate losses                                335       1,023
    Depreciation                                                        4,220       3,751
    Amortization, net                                                    (246)      2,395
    Deferred income tax benefit                                        (6,502)       (981)
    Net losses (gains) on sales of investment securities                   65        (744)
    Gains on sales of mortgage loan servicing rights                   (2,295)     (8,185)
    Losses (gains) on sales of other assets                                11        (412)
    Gains on sales of assets acquired in
      foreclosure, and equipment                                          (182)       (246)
    Excess servicing fees receivable resulting from
      first mortgage loan sales                                          (413)     (1,172)
    Increase (decrease) in mortgage loans held for sale                50,932     (26,796)
    Other, net                                                          7,640       5,384
- - ------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                 74,409      (4,588)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales/calls of investment securities                    3,534       31,864
  Proceeds from maturities of investment securities                     5,766       77,356
  Purchases of investment securities                                  (16,745)    (166,217)
  Proceeds from sales/calls of investment securities available-        27,215        2,000
    for-sale
  Proceeds from maturities of investment securities available-for-     47,752         ----
    sale
  Purchases of investment securities available-for-sale              (260,429)        ----
  Principal collection on investment securities available-for-         69,627       10,458
    sale
  Net decrease in interest-bearing deposits in
    other financial institutions                                       46,452        3,991
  Net increase in loans                                               (54,691)     (57,816)
  Proceeds from sale of mortgage loan servicing rights                  3,128       10,553
  Purchases of mortgage loan servicing rights                         (10,461)      (1,360)
  Purchases of premises and equipment                                  (3,572)     (10,331)
  Proceeds from sales of premises and equipment                           138        2,152
  Proceeds from sales of assets acquired in forclosure                  6,318        3,580
  Net cash and cash equivalents acquired in the
    purchase of bank subsidiary                                        24,563         ----
- - -------------------------------------------------------------------------------------------
      Net cash used by investing activities                          (111,405)     (93,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                662       31,633
  Net (decrease) increase in short-term borrowings                     (1,815)          39
  Proceeds from the issuance of long-term debt                         33,000       40,159
  Payments on long-term debt                                             (596)      (1,392)
  Proceeds from issuance of common stock for stock options              1,295          994
    exercised
  Cash dividends paid on common stock                                  (7,454)      (6,648)
- - -------------------------------------------------------------------------------------------
      Net cash provided by financing activities                        25,092       64,785
- - -------------------------------------------------------------------------------------------
      Net decrease in cash and cash equivalents                       (11,904)     (33,573)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      122,764      117,992
- - -------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   110,860  $    84,419
===========================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                   $    47,557  $    45,829
===========================================================================================
  Income taxes paid                                               $    10,037  $     7,791
===========================================================================================

       See accompanying notes to consolidated financial statements

                                       6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

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


2. BUSINESS COMBINATIONS

  On October 27, 1994, officials of First National Bancorp (the "Company") and FF Bancorp, Inc. ("FF Bancorp"), New Smyrna
  Beach, Florida, announced the signing of a Letter of Intent whereby the Company will acquire all of the outstanding stock of the $597 million asset FF Bancorp. FF Bancorp is the parent holding company of First Federal Savings Bank of New
  Smyrna Beach, a $318 million asset thrift institution, First
  Federal Savings Bank of Citrus County, a $214 million asset thrift headquartered in Inverness, and Key Bank of Florida, a $66 million asset commercial bank located in Tampa. The transaction calls for each share of FF Bancorp stock to be exchanged for .825 shares of the Company stock in a tax-free exchange to be accounted for as a pooling-of-interests. The acquisition is subject to the approval of FF Bancorp shareholders and various regulatory authorities. The Company anticipates completing the transaction in the first quarter of 1995.

  On July 31, 1994, the Company completed its acquisition of Barrow Bankshares, Inc. ("Barrow"), whose wholly-owned subsidiary is Barrow Bank & Trust Company, located in Barrow County, Georgia, making Barrow the Company's seventeenth affiliate. The Company exchanged 521,700 shares of its common stock for all of the 379,682 shares of Barrow stock outstanding. No cash, except for fractional shares, was paid
  in the transaction.   The transaction was accounted for as a
  pooling-of-interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the financial position and results of operations of Barrow. Pre-merger 1994 results of Barrow are not material. The Company's consolidated financial data for the three and nine month periods ended September 30, 1993 have been restated as follows (in thousands, except per share data):


                                               Three Months Ended   Nine Months Ended
                                                     9/30/93             9/30/93
                                               --------------------------------------
  Net interest income:
    First National Bancorp, before acquisition        $ 21,615        $ 63,926
    Barrow                                                 689           1,898
  -----------------------------------------------------------------------------------
        Total                                         $ 22,304        $ 65,824
  ===================================================================================

  Net income:
    First National Bancorp, before acquisition        $  6,626        $ 18,213
    Barrow                                                 195             521
  -----------------------------------------------------------------------------------
        Total                                         $  6,821        $ 18,734
  ===================================================================================

  Net income per share:
    First National Bancorp, before acquisition        $    .43        $   1.19
    Effect of restatement for Barrow                       ---            (.01)
  -----------------------------------------------------------------------------------
        Total                                         $    .43        $   1.18
  ===================================================================================


  On February 28, 1994, the Company acquired all of the outstanding common stock of Metro Bancorp, Inc., ("Metro") the parent company of the $140 million asset The Commercial
  Bank, Douglasville, located in Douglas County, Georgia. The Company issued 266,414 shares of its common stock and $250,243 in cash in exchange for all of the outstanding shares of Metro. The excess of the purchase price over the fair value of the net assets acquired totaled $2.928 million and was recorded as goodwill. The goodwill is being amortized using the straight-line method over a 15-year period. The purchase price is subject to adjustment based on asset recoveries for up to an eighteen month period after the agreement date. The maximum amount of the adjustment is limited to $1.395 million and will be recorded as goodwill and amortized over 15 years, should any adjustment be required. This transaction was accounted for as a purchase, and therefore is not included in the Company's results of operations or statements of financial position prior to the date of acquisition. The pro forma impact on the Company's results of operations for the nine months ended September 30, 1994 and 1993, had the purchase transaction described above been consummated as of January 1, 1993, would have been (dollars in thousands):

                                                              1994         1993
                                                          ------------------------
   Interest income                                          $120,900     $120,257
   Noninterest income                                         21,659       24,536
   Income before cummulative effect of accounting change      20,674       19,530
   Cumulative effect of accounting change                        ---          310
                                                          ------------------------
   Net income                                               $ 20,674     $ 19,840
                                                          ========================
   Net income per share:
     Income before cummulative effect of accounting change    $ 1.26       $ 1.21
     Cumulative effect of accounting change                      ---          .02
                                                          ------------------------
     Net income                                               $ 1.26       $ 1.23
                                                          ========================

   Weighted average shares outstanding                    16,415,088   16,084,518
                                                          ========================


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

  In October 1994, FASB issued Statement of Financial Accounting Standards No. 118 (FAS 188). FAS 118 amends the disclosure requirements of FAS 114 to require information about the recorded investment in certain impaired loans and how a creditor should recognize interest income related to those loans.

  The Company has not yet determined the actual impact of FAS 114 and FAS 118 on its financial statements or made a determination of whether it will adopt these standards prior to 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion will cover results of operations, asset quality, financial position and capital resources. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements presented elsewhere in this report, and the Company's annual report on Form 10-K for the year ended December 31, 1993.


Table 1:  SELECTED FINANCIAL DATA (in thousands, except per share data)

- - --------------------------------------------------------------------------------------------------------
                                                             1994        1993        Change     %Change
- - --------------------------------------------------------------------------------------------------------
Quarter Ended September 30
  Net income                                              $    7,237   $    6,821   $    416     6.1
  Net interest income                                         25,207       22,304      2,903    13.0
  Net interest income (FTE)                                   26,940       23,793      3,147    13.2
  Noninterest income                                           6,600        8,012     (1,412)  (17.6)
  Noninterest expenses                                        21,777       20,116      1,661     8.3
  Provision for loan losses                                    (159)          509       (668) (131.2)
  Net income per share                                           .44          .43        .01     2.3
  Dividends declared per share                                 .1950        .1775      .0175     9.9
  Book value per share                                         13.73        13.06        .67     5.1
  Tangible book value per share                                12.07        12.23       (.16)   (1.3)
  Weighted average shares outstanding                     16,462,745   15,853,116
  Shares outstanding at quarter-end                       16,465,036   15,864,255
- - -----------------------------------------------------------------------------------------------------
Financial Ratios
  Return on average assets                                      1.26%        1.29%
  Return on average shareholders' equity                       12.75        13.27
  Net interest margin                                           5.12         4.86
  Primary capital to adjusted assets:
    Including intangibles                                      10.65        10.77
    Excluding intangibles                                      10.28        10.46
  Allowance for loan losses to loans, net of unearned income:
    Including mortgage loans held for sale                      1.62         1.77
    Excluding mortgage loans held for sale                      1.64         1.92
- - -----------------------------------------------------------------------------------------------------
Selected Balances as of September 30
  Total assets                                            $2,313,926   $2,118,591   $195,335     9.2
  Earning assets                                           2,109,870    1,954,884    154,986     7.9
  Loans, net of unearned income:
    Including mortgage loans held for sale                 1,396,948    1,329,588     67,360     5.1
    Excluding mortgage loans held for sale                 1,382,519    1,224,588    157,931    12.9
  Allowance for loan losses                                   22,657       23,514       (857)   (3.6)
  Securities                                                 666,671      549,947    116,724    21.2
  Deposits                                                 1,897,135    1,753,196    143,939     8.2
  Short-term borrowings                                       75,371       89,837    (14,466)  (16.1)
  Long-term borrowings                                        90,592       48,237     42,355    87.8
  Shareholders' equity                                       226,117      207,141     18,976     9.2
- - -----------------------------------------------------------------------------------------------------
Nine Month Period Ended September 30
  Net income                                              $   20,980    $  18,734   $  2,246    12.0
  Net income per share                                          1.28         1.18        .10     8.5
  Dividends declared per share                                 .5775        .5250      .0525    10.0
  Weighted average shares outstanding                     16,357,511   15,818,104
  Return on average assets                                      1.25%        1.21%
  Return on average shareholders' equity                       12.54        12.56
  Net interest margin                                           4.97         4.91
- - -----------------------------------------------------------------------------------------------------


PERFORMANCE OVERVIEW

In the third quarter of 1994, the Company reported net income of $7.237 million, an increase of $.416 million, or 6.1% from the $6.821 million in the third quarter of 1993. Earnings per share in the third quarter of 1994 were $.44, compared with $.43 in the third quarter of 1993, an increase of 2.3%. Weighted average shares outstanding for the third quarter of 1994 increased to 16,462,745, compared with 15,853,116 in the third quarter of 1993. On a year to date basis, the Company earned $20.980 million, or $1.28 per share, compared to $18.734 million, or $1.18 per share in 1993. Weighted average shares outstanding in the first nine months of 1994 increased to 16,357,511 compared with 15,818,104 in the first nine months of 1993.

Net income in the third quarter produced a return on average assets of 1.26%, compared to the 1.29% reported for third quarter 1993. Return on average equity was 12.75% for the three months ended September 30, 1994, compared to 13.27% in the third quarter of 1993.

Growth in net interest income and a reduction in loan loss provision expense, driven by an improvement in asset quality, both contributed to an increase in improved earnings.
Noninterest income was impacted by a significant decrease in mortgage loan activity and related fees. Due to the acquisition of Metro, recorded under the purchase method of accounting, noninterest expenses have shown a substantial increase, primarily in the area of personnel related expenses.

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

Net interest income on an FTE basis increased to $76.544 million in the first nine months of 1994, compared with $70.233 million in the first nine months of 1993. The increase in volumes of average earning assets increased net interest income by $9.764 million and increases in volumes of interest-bearing liabilities reduced net interest income by $2.997 million for a net increase in net interest income of $6.767 million. The increase in net interest margin increased net interest income by $13.809 million over the same period in 1993. Average loans, which increased $84.472 million, and average securities, which increased $84.553 million, comprised the majority of the increase in average earning assets over average earning assets for the same period ended 1993, with most of this increase coming from the acquisition of Metro.

The Company's net interest margin for the nine months ended
September 30, 1994, was 4.97% , up from 4.91% reported for the same period in 1993.

For the quarter ended September 30, 1994, net interest income on an FTE basis increased to $26.940 million, compared to $25.860 million for the second quarter of 1994, and $23.793 million for the quarter ended September 30, 1993. Net interest margin for the third quarter was 5.12%, an increase over the 4.95% reported in the second quarter, and the 4.86% reported for the third quarter of 1993.

Recent increases in rates by the Federal Reserve Bank have provided a temporary increase in rate spreads. However, management believes the industry will begin to see increased margin pressure by the end of the year, as rates on deposits and other funding sources are forced upwards. Anticipating the possibility of an additional increase in rates by the Federal Reserve during the fourth quarter, management has strategically positioned the Company's balance sheet into a slightly asset sensitive position over the short-term. Consequently, management believes current margin levels will be sustainable during the fourth quarter.

Table 2: CHANGES IN NET INTEREST INCOME - TAXABLE EQUIVALENT BASIS (dollars in thousands)


                                   Average Balance                Average Rates      Interest      ------- 1994-1993 --------
                                  Nine Months Ended             Nine Months Ended Nine Months Ended  Income
                                    September 30     Increase/    September 30      September 30    Expense  Volume    Rate
                                   1994       1993  (Decrease)   1994     1993     1994     1993   Variance Variance Variance
- - -----------------------------------------------------------------------------------------------------------------------------
Interest-bearing
  deposits in other
  financial institutions      $   43,977 $   68,668  $(24,691)   2.89%    4.06% $    952 $  2,083  $(1,131) $  (630) $  (501)
Loans, net                     1,363,228  1,278,756    84,472    8.77%    8.91%   89,437   85,197    4,240    5,558   (1,318)
Investment securities:
    Tax-exempt                   148,752    121,775    26,977   11.20%   12.25%   12,456   11,157    1,299    2,318   (1,019)
    Taxable                      475,963    418,387    57,576    5.67%    6.02%   20,186   18,825    1,361    2,486   (1,125)
Federal funds sold and
  securities purchased
  under agreements to resell      27,110     25,721     1,389    6.75%    2.95%    1,368      568      800       32      768
- - -----------------------------------------------------------------------------------------------------------------------------
    Total earning assets       2,059,030  1,913,307   145,723    8.08%    8.23%  124,399  117,830    6,569    9,764   (3,195)
- - -----------------------------------------------------------------------------------------------------------------------------
Reserve for loan loss            (24,201)   (24,240)       39
Cash and due from banks           69,006     60,195     8,811
Premises and equipment, net       55,018     48,067     6,951
Other assets                      82,713     65,181    17,532
- - --------------------------------------------------------------
    Total assets              $2,241,566 $2,062,510  $179,056
==============================================================

Savings, IMMA deposits        $  616,377 $  549,618  $ 66,759    2.63%   2.80%    12,106   11,505      601    1,340     (739)
Time deposits                    929,627    908,506    21,121    4.38%   4.76%    30,444   32,350   (1,906)     739   (2,645)
Federal funds purchased
  and securities sold under
  agreements to repurchase        69,120     99,510   (30,390)   4.26%   3.24%     2,201    2,410     (209)    (850)     641
Other borrowed funds              87,718     37,750    49,968    4.73%   4.72%     3,104    1,332    1,772    1,768        4
- - -----------------------------------------------------------------------------------------------------------------------------
    Total interest-
      bearing liabilities      1,702,842  1,595,384   107,458    3.76%   3.99%    47,855   47,597      258    2,997   (2,739)
- - -----------------------------------------------------------------------------------------------------------------------------
Demand deposits                  290,028    252,452    37,576
Other liabilities                 24,965     15,299     9,666
Shareholders' equity             223,731    199,375    24,356
- - --------------------------------------------------------------
    Total liabilities and
       shareholders' equity   $2,241,566 $2,062,510  $179,056
==============================================================
Rate spread                                                      4.32%   4.25%
=============================================================================================================================
Net interest margin/revenue                                      4.97%   4.91%  $ 76,544 $ 70,233  $ 6,311  $ 6,767  $  (456)
=============================================================================================================================

Changes in interest due to volume and rate were defined as follows: Volume variance-change in average balance multiplied by prior year rate; Rate variance-change in rate multiplied by prior year average balance. The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.


NONINTEREST INCOME

Total noninterest income decreased to $6.600 million for the third quarter of 1994, from $7.713 million in second quarter 1994 and $8.012 million for the third quarter of 1993. Revenues from service charges on deposit accounts helped offset the lower income from mortgage related activity, with an increase of $558 thousand between the third quarter of 1994 and third quarter of 1993. Mortgage loan and other related fees decreased
$1.857 million, from $3.106 million earned for the third quarter of 1993, to $1.249 million earned for the third quarter of 1994. On a year to date basis, income from mortgage related activities decreased $2.996 million, or 37.30%, between periods. A portion of the decline in mortgage revenues was positively impacted by a reduction in related noninterest expenses. The decrease in mortgage loan and other related fees is primarily due to the decrease in the average servicing portfolio levels and the slowing down of refinancing activity, when compared to levels seen during the first nine months of 1993. Net gain on sales of mortgage loan servicing rights decreased $5.890 million, to $2.295 million, from $8.185 million in the first nine months of 1993. Included in noninterest income for the nine months ended 1994 is additional income that was recognized in the first quarter of 1994, due to the sale of refinanced mortgages that existed on the Company's books at December 31, 1993.

The Company believes that while refinancing activity has ceased, mortgage loan originations will continue to stabilize, as mortgage loan rates rise from the record levels seen during the past few years. Refinancing by customers during previous periods decreased the Company's loan servicing portfolio, as loans held in the portfolio were being paid off. The Company anticipates that additional servicing income will be obtained in later periods through retail efforts by affiliate banks and through acquisitions of servicing portfolios purchased from other financial institutions and mortgage companies.

The Company continues to analyze opportunities available through the expansion of trust, credit card, and annuity products, as a source for generating additional noninterest income.

Table 3 shows the key noninterest income categories and changes for the three months and nine months ended September 30, 1994 and 1993:

Table 3:  ANALYSIS OF NONINTEREST INCOME
(dollars in thousands)


                                                   Three Months Ended                          Nine Months Ended
                                           ----------------------------------------  -------------------------------------
                                                               Increase/(Decrease)                     Increase/(Decrease)
                                            9/30/94   9/30/93         $       %       9/30/94  9/30/93        $       %
                                           -------------------------------------------------------------------------------
Service charges on deposit accounts         $ 2,801   $ 2,243        558    24.88     $ 7,833  $ 6,476     1,357    20.95
Mortgage loan and other related fees          1,249     3,106     (1,857)  (59.79)      5,037    8,033    (2,996)  (37.30)
Fees for trust services                         591       565         26     4.60       1,746    1,731        15      .87
Credit card                                     463       374         89    23.80       1,246      979       267    27.27
Insurance premiums and commissions              185       194         (9)   (4.64)        822      847      (25)    (2.95)
Net (losses) gains on sales
    of investment securities                    (20)       64        (84) (131.25)       (65)      744     (809)  (108.74)
Other noninterest income                      1,794     1,840        (46)   (2.50)       5,836    4,347   1,489     34.25
- - --------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                  $ 6,600   $ 8,012     (1,412)  (17.62)    $ 21,209 $ 22,178   (969)     (4.37)
==========================================================================================================================

Noninterest income as a percent of
  average assets (annualized)                  1.15%     1.52%                            1.27%    1.44%


NONINTEREST EXPENSE

Total noninterest expense was $21.777 million in the third quarter of 1994, compared to $22.293 million in the second quarter of 1994 and $20.116 million in the third quarter of 1993. Personnel related expenses, which makes up the largest category of noninterest expense, increased $.734 million between the third quarters of each year presented, and $2.396 million on a year to date basis. Of the quarterly increase, approximately 67% of the increase in 1994 is the result of Metro's third quarter personel expenses, which was the reason for the 54% increase on a year to date basis. All categories of noninterest expense reflect increases due to the recent acquisition of Metro. Excluding the affects of Metro, the Company's personnel related expense increased only .23% between the third quarters of each year, and 2.61% between the nine months ended 1994 and 1993.

The Company's efficiency ratio (noninterest expense as a percentage of total FTE net interest income and non interest income, excluding securities gains or losses) decreased slightly to 64.89% for the third quarter of 1994, when compared to the 66.45% and 66.84% reported for second and first quarter of 1994, respectively, and higher than the 63.17% reported for third quarter 1993. For the nine months ended September 30, 1994, the Company's efficiency ratio was 66.03%.

During 1993, the Company converted to a new data processing system serviced by an outside data processing company. While overall effeciencies have been realized with the new system, modest increases in depreciation and telephone expenses were expected with the conversion. The Company will continue to see slight increases in these categories during the remainder of 1994.

Table 4 shows the key noninterest expense categories and changes for the three months and nine months ended September 30, 1994 and 1993:

Table 4:  ANALYSIS OF NONINTEREST EXPENSE
(dollars in thousands)


                                           Three Months Ended                       Nine Months Ended
                                 ---------------------------------------------------------------------------------
                                                      Increase/(Decrease)                      Increase/(Decrease)
                                 ---------------------------------------------------------------------------------
                                  9/30/94    9/30/93       $       %       9/30/94     9/30/93        $        %
                                 ---------------------------------------------------------------------------------
Salaries and employee benefits    $10,914    $10,180       734    7.21     $32,712     $30,316      2,396    7.90
Furniture and equipment             1,422      1,405        17    1.21       4,313       4,032        281    6.97
Net occupancy                       1,286      1,059       227   21.44       3,657       3,165        492   15.55
Postage, telephone and              1,195      1,152        43    3.73       3,701       3,498        203    5.80
stationery
FDIC insurance premiums             1,070        970       100   10.31       3,054       2,949        105    3.56
Data processing                       635        776      (141) (18.17)       1,872      1,914        (42)  (2.19)
Amortization of mortgage
  loan servicing rights               560        589       (29)  (4.92)       1,764      2,426       (662)  (27.29)
Promotional                           508        403       105   26.05       1,627       1,205        422    35.02
Directors fees                        356        296        60   20.27       1,040         875        165    18.86
Travel and entertainment              294        240        54   22.50         870         728        142    19.51
Amortization of goodwill              207        170        37   21.76         596         511         85    16.63
Legal fees                            193        179        14    7.82         854         634        220    34.70
Other noninterest expense           3,137      2,697       440   16.31       8,381       7,350      1,031    14.03
- - -------------------------------------------------------------------------------------------------------------------
  Total noninterest expense       $21,777    $20,116     1,661    8.26     $64,441     $59,603      4,838     8.12
===================================================================================================================

Noninterest expense as a percent
  of average assets (annualized)     3.79%      3.81%                         3.84%       3.86%

Overhead ratio                      64.89%     63.38%                        66.03%      65.02%



INCOME TAXES

Income tax expense was $2.952 million for the third quarter of 1994, an increase of 2.86% over the same period of 1993. Income tax expense was $7.645 million and $7.164 million for the nine months ended September 30, 1994 and 1993, respectively, which was an increase of 6.7% between periods. The effective tax rate for the first nine months of 1994 decreased slightly to 26.71% from the 27.83% reported in 1993, due primarily to the benefits of tax free investment securities acquired in conjunction with the Metro merger.

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

Table 5:  RISK ELEMENTS
(dollars in thousands)


                                            9/30/94   6/30/94   3/31/94  12/31/93    9/30/93
                                            -------------------------------------------------
Nonperforming loans:
  Nonaccrual loans                          $20,666   $18,154   $22,240   $20,509    $22,705
  Renegotiated loans                            368     1,811     1,938       364        404
- - ---------------------------------------------------------------------------------------------
    Total nonperforming loans                21,034    19,965    24,178    20,873     23,109
Other real estate                            10,312    11,490    11,837     9,532     10,393
- - ---------------------------------------------------------------------------------------------
    Total nonperforming assets              $31,346   $31,455   $36,015   $30,405    $33,502
=============================================================================================
Loans past due 90 days or more              $   291   $   215   $   147   $   252    $   647
=============================================================================================

Nonperforming loans as a percent of loans, net
  of unearned income (including held-for-sale) 1.51%     1.44%     1.74%     1.60%      1.74%
Nonperforming assets as a percent of loans,
  net of unearned income, plus other real
  estate owned (including held-for-sale)       2.23      2.25      2.57      2.31       2.50
Allowance for loan losses as a percent of
  nonperforming loans                        107.72    122.28    106.10    103.21     101.75
Allowance for loan losses as a percent of
  nonperforming assets and loans past
  due 90 days or more                         71.62     77.09     70.94     70.27      68.86



The Company has had significant success in improving core asset quality over the last five quarters. The significant increase in nonperforming loans and nonperforming assets during the first quarter of 1994, when compared to previous quarters, is primarily the result of the acquisition of Metro and the inclusion of Metro's $6.8 million nonperforming loans and $10.1 million nonperforming assets. Excluding the impact of Metro, the ratio of nonperforming assets to loans and other real estate, would be 1.56% at September 30, 1994, which compares favorably when compared to the 2.50% reported at September 30, 1993.

While management continues to place emphasis on asset quality procedures and training, the level of nonperforming loans and assets will also continue to be largely dependent on the continuing economic recovery in the markets the Company serves. Management anticipates a continuation of a slowly improving economy, and due to continued problem asset remediation, continued improvement in nonperforming loans, assets, and applicable asset quality ratios.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

During the third quarter of 1994, the Company experienced a $1.756 million reduction in loan loss reserves. This reduction was due to $1.597 million in net charge offs, coupled with a $159 thousand negative provision expense, the result of a recapture in excess reserves due to the continued improvement in asset quality. On a year to date basis, the Company charged-off $2.790 million in loans and had a negative provision expense of $136 thousand. The provision recapture and the continued reductions in the level of provision expense has been warranted by the improvement in asset quality since first quarter
1993. Activity in the allowance for loan losses, including the contribution from the acquisition of Metro during the first quarter of 1994, is shown in Table 6.

Table 6:  LOAN CHARGE-OFF ANALYSIS
(dollars in thousands)

                                                                1994                             1993
                                               ---------------------------------------------------------------
                                                   Third       Second       First        Fourth        Third
                                               ---------------------------------------------------------------
Average total loans, net of unearned           $1,387,043   $1,381,007   $1,321,658   $1,348,835   $1,304,886
                                               ===============================================================

Allowance for loan losses, beginning of quarter  $ 24,413     $ 25,654     $ 21,543     $ 23,514     $ 24,368
Charge-offs                                         2,222        1,550          916        2,684        1,982
Recoveries on loans charged-off                       625          652          621          389          619
                                               ---------------------------------------------------------------
  Net charge-offs                                   1,597          898          295        2,295        1,363
Provision for loan losses                            (159)        (343)         366          324          509
Allowance of subsidiary bank acquired                 ---          ---        4,040          ---         ---
                                               ---------------------------------------------------------------
Allowance for loan losses, end of quarter        $ 22,657     $ 24,413     $ 25,654     $ 21,543     $ 23,514
                                               ===============================================================
Allowance for loan losses to loans,
  net of unearned income:
    Including mortgage loans held for sale           1.62%        1.76%        1.84%        1.65%        1.77%
    Excluding mortgage loans held for sale           1.64         1.78         1.90         1.74         1.92
Net loans charged off as a percentage
  of average loans, net of unearned
  income (annualized):
    Including mortgage loans held for sale            .46          .26          .09          .68          .42
    Excluding mortgage loans held for sale            .46          .26          .09          .74          .45


Table 7 presents presents the Company's consolidated loan and asset quality concentrations as of September 30, 1994:

Table 7:  LOAN AND ASSET QUALITY CONCENTRATIONS
(dollars in thousands)


                                             Percent                            Other Real    Loans 90 Days
        Collateral Type         Outstanding  of Loans  Nonaccrual Renegotiated    Estate     or more Past Due
- - -------------------------------------------------------------------------------------------------------------
Commercial mortgages:
  Retail business                   $34,955   2.50 %   $  3,691    $     ---   $     731          $  ---
  Broiler operations                 27,202   1.95          298          ---         ---             ---
  Egg operations                     15,589   1.12          157          ---         185             ---
  Farmland                           21,633   1.55           95          ---         ---             ---
  Multi-family residential           20,947   1.50        2,780          ---       1,279             ---
  Office buildings                   33,695   2.41          262          ---         508             ---
  Manufacturing/industrial           24,303   1.74          217          ---         153             ---
  Hotel/motel                        23,497   1.68          ---          ---         ---             ---
  Recreational properties            10,102   0.72        1,200          ---         360             ---
  Shopping centers                   15,357   1.10          268          ---         797             ---
  Other commercial                  101,679   7.28        1,202          ---       1,511             ---
  Other                              52,934   3.79        1,543          320       1,647             ---
- - -------------------------------------------------------------------------------------------------------------
                                    381,893  27.34       11,713          320       7,171             ---
Construction and land development:
  Acquisition and land development:
    Residential                      35,531   2.54           94          ---         537             ---
    Commercial                        5,448   0.39          ---          ---          52             ---
  Construction                       94,018   6.73          125          ---         440              15
- - -------------------------------------------------------------------------------------------------------------
                                    134,997   9.66          219          ---       1,029              15
  Residential mortgages:
    Real estate dwelling            218,173  15.62        3,221           48       1,454              78
    Mortgage loans held for sale     14,429   0.98          ---          ---         ---              84
    Residential lots                 45,298   3.23          546          ---         607             ---
    Mobile homes                     35,840   2.57          729          ---          38              12
    Rental                           32,790   2.35          523          ---         ---              51
    Interval ownership                9,015   0.65           15          ---         ---             ---
    Mortgage loan investments        26,568   1.90          566          ---         ---             ---
    Home equity                      29,123   2.08           48          ---         ---             ---
    Other                             7,725   0.61            5          ---          13             ---
- - -------------------------------------------------------------------------------------------------------------
                                    418,961  29.99        5,653           48       2,112             225
Commercial products:
  Assignment A/R and contracts       25,086   1.80          134          ---         ---             ---
  Inventory                           8,962   0.64          164          ---         ---             ---
  Assignment of notes                 7,001   0.50          263          ---         ---             ---
  Automobiles - heavy trucks          4,274   0.31            6          ---         ---             ---
  Floor plans                         1,562   0.11           30          ---         ---             ---
  Other                              66,749   4.77          830          ---         ---             ---
- - -------------------------------------------------------------------------------------------------------------
                                    113,634   8.13        1,427          ---         ---             ---
Consumer goods:
  Automobiles                       216,487  15.50          868          ---         ---              20
  Unsecured                          37,788   2.71          175          ---         ---               7
  Savings and certificates           28,740   2.06           15          ---         ---             ---
  Credit cards                       19,609   1.40          ---          ---         ---              13
  Mobile homes without real estate    7,252   0.52           88          ---         ---             ---
  Unsecured consumer lines of credit  3,943   0.28            7          ---         ---              11
  Co-maker/guarantor                  4,469   0.32            7          ---         ---             ---
  Other                              29,175   2.09          494          ---         ---             ---
- - -------------------------------------------------------------------------------------------------------------
                                    347,463  24.88        1,654          ---         ---              51
- - -------------------------------------------------------------------------------------------------------------
        Total loans              $1,396,948 100.00 %    $20,666         $368     $10,312            $291
=============================================================================================================


Table 8 provides a summary of average balances for the quarters ended September 30, 1994, December 31, 1993 and September 30,
1993, along with interest earned and paid during each quarter and average rates by category.

Table 8: QUARTERLY AVERAGES, MIX, INTEREST AND RATES
(dollars in thousands)


                                                                For the Three Months Ended
                               ---------------------------------------------------------------------------------------
                                           9/30/94                       12/31/93                     9/30/93
                               ---------------------------------------------------------------------------------------
                                 Average                      Average                       Average
                                 Balance   Interest  Rate     Balance    Interest   Rate    Balance   Interest  Rate
                               ---------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Interest-bearing deposits in
    other financial            $   27,534   $   322  4.64%   $   67,114    $   667  3.94%  $   64,346  $   654   4.03%
  Net loans                     1,387,043    31,109  8.90     1,348,835     28,957  8.52    1,304,886   28,792   8.75
  Investment securities:
    Non-taxable                   147,990     4,270 11.45       130,958      3,451 10.45      126,344    3,792  11.91
    Taxable                       504,762     7,559  5.94       413,672      5,737  5.50      414,272    5,980   5.73
  Federal funds sold and
    securities purchased under
    agreements to resell           22,232       320  5.71         8,734         61  2.77       31,030      235   3.00
                               --------------------          ---------------------        --------------------
     Total earning assets       2,089,561    43,580  8.27     1,969,313     38,873  7.83    1,940,878   39,453   8.06
                               ---------------------------   ---------------------------- ----------------------------
Allowance for loan losses         (24,136)                      (22,972)                      (24,025)
Cash and due from banks            71,213                        65,624                        61,310
Premises and equipment, net        56,461                        49,495                        49,639
Other assets                       87,721                        60,740                        64,465
                               -----------                   -----------                  ------------
    Total assets               $2,280,820                    $2,122,200                    $2,092,267
                               ===========                   ===========                  ============
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and  money
    market accounts            $  629,711     4,245  2.67    $  553,546      3,699  2.65   $  552,132    3,830   2.75
  Time deposits                   925,380    10,414  4.46       921,945     10,217  4.40      907,147   10,398   4.55
  Federal funds purchased
    and securities sold under
    agreements to repurchase       67,326       845  4.98        85,357         693 3.22       94,844      764   3.20
  Other borrowed funds             96,050     1,136  4.69        61,643         724 4.66       56,522      668   4.69
                               ---------------------         -----------------------       --------------------
    Total interest-
      bearing liabilities       1,718,467    16,640  3.84     1,622,491      15,333 3.75    1,610,645   15,660   3.86
                               ---------------------------   ----------------------------  ---------------------------
Noninterest-bearing
  demand deposits                 312,420                       274,408                       260,513
Other liabilities                  24,694                        19,222                        17,102
                               -----------                   -----------                   -----------
    Total liabilities           2,055,581                     1,916,121                     1,888,260
                               -----------                   -----------                   -----------
    Total shareholders' equity    225,239                       206,079                       204,007
                               -----------                   -----------                   -----------
    Total liabilities and
      shareholders' equity     $2,280,820                    $2,122,200                    $2,092,267
                               ===========                   ===========                   ===========
Net interest income                          $26,940                       $23,540                     $23,793
                                             =======                       =======                     =======
Interest spread                                      4.43%                           4.08%                         4.21%
                                                    ======                          ======                        ======
Net interest margin                                  5.12%                           4.74%                         4.86%
                                                    ======                          ======                        ======

EARNING ASSETS AND FUNDING SOURCES

Management classifies earning assets into two categories, core and incremental. Core earning assets are defined as loans relative to the business of banking, while incremental earning assets are all other earning assets, including mortgage loans held-for-sale, investments, and interest-bearing deposits with
other financial institutions.   Table 9 provides the Company's
allocation between these categories and the change between these categories for the periods presented.

Table 9:  ANALYSIS OF BALANCE SHEET CHANGES
(dollars in thousands)

                                                                               Change               Change
                                                                        -----------------------------------------
                                            For the Period Ended         9/30/94 to 12/31/93  9/30/94 to 9/30/93
                                     ----------------------------------------------------------------------------
                                       9/30/94    12/31/93     9/30/93         $         %         $         %
                                     ----------------------------------------------------------------------------
Earning Assets:
Core earning assets:
  Commercial loans                   $  674,448  $  587,348  $  586,300      87,100     14.8     88,148     15.0
  Retail loans                          676,247     626,001     615,879      50,246      8.0     60,368      9.8
  Other core loans                       31,824      27,854      22,409       3,970     14.3      9,415     42.0
                                     ----------------------------------------------------------------------------
    Total core earning assets         1,382,519   1,241,203   1,224,588     141,316     11.4    157,931     12.9
                                     ----------------------------------------------------------------------------
Incremental earning assets:
  First mortgage loans held-for-sale     14,429      65,361     105,000     (50,932)   (77.9)   (90,571)   (86.3)
  Investment securities                 666,671     549,620     549,947     117,051     21.3    116,724     21.2
  Interest-bearing deposits with
    other financial institutions         22,301      68,157      62,890     (45,856)   (67.3)   (40,589)   (64.5)
  Federal funds sold
    and repurchase agreements            23,950      36,371      12,459     (12,421)   (34.2)    11,491     92.2
                                     ----------------------------------------------------------------------------
    Total incremental earning assets    727,351     719,509     730,296       7,842      1.1     (2,945)     (.4)
                                     ----------------------------------------------------------------------------
      Total earning assets           $2,109,870  $1,960,712  $1,954,884     149,158      7.6    154,986      7.9
                                     ============================================================================
Deposits and Funds:
Core funds:
  Demand deposits                    $  333,264  $  285,255  $  277,179      48,009     16.8     56,085     20.2
  Interest-bearing checking             174,626     172,183     163,341       2,443      1.4     11,285      6.9
  Century Service and IMMA              329,037     306,105     316,279      22,932      7.5     12,758      4.0
  Statement savings                     121,218      83,412      83,171      37,806     45.3     38,047     45.7
  Certificates less than
    $100,000 and IRAs                   600,408     582,873     591,024      17,535      3.0      9,384      1.6
                                     ----------------------------------------------------------------------------
    Total core funds                  1,558,553   1,429,828   1,430,994     128,725      9.0    127,559      8.9
                                     ----------------------------------------------------------------------------
Incremental funds:
  Certificates over $100,000            184,407     152,762     153,998      31,645     20.7     30,409     19.7
  Other large deposits                  154,175     181,842     168,204     (27,667)   (15.2)   (14,029)    (8.3)
  Federal funds purchased                23,731      44,235      44,348     (20,504)   (46.4)   (20,617)   (46.5)
  Repurchase agreements                  43,062      19,144      32,464      23,918    124.9     10,598     32.6
  Other short-term borrowings             8,578      13,807      13,025      (5,229)   (37.9)    (4,447)   (34.1)
  Long-term debt                         90,592      57,958      48,237      32,634     56.3     42,355     87.8
                                     ----------------------------------------------------------------------------
    Total incremental funds             504,545     469,748     460,276      34,797      7.4     44,269      9.6
                                     ----------------------------------------------------------------------------
      Total funds                    $2,063,098  $1,899,576  $1,891,270     163,522      8.6    171,828      9.1
                                     ============================================================================


Total earning assets at September 30, 1994, were $2.110 billion, up 7.6% from the $1.961 billion at December 31, 1993, and up 7.9% from the $1.955 billion at September 30, 1993. Total core earning assets increased 11.4% to $1.383 billion over the $1.241 billion reported at December 31, 1993, while incremental earning assets remained stable since September 30, 1993, increasing only 1.1% since December 31, 1993. Although incremental earning assets had little change, as a whole, categories making up incremental earnings had significant changes between periods, with the largest decrease resulting from mortgage loans held-for-sale, decreasing $50.932 million since December 31, 1993, and deposits held with other financial institutions, decreasing $45.856 million. Both these categories were offset by an increase in investment securities of $117.051 million, or 21.3% since December

31, 1993.   The decrease in mortgage loans held-
for-sale can be attributed to lower loan production and decreasing refinancing activity, which are the result of this year's rise in mortgage loan rates. While there may be continued changes within categories of earning assets, management expects no material changes in overall core or incremental assets during the fourth quarter of 1994.

Similar to earning assets, management classifies funding sources into core and incremental categories. Core funding sources are primarily deposits held, including demand deposits, but excluding CD's greater than $100,000. Incremental funds are defined as all other funding sources, including federal funds purchased and other borrowings.

Total incremental funds at September 30, 1994, were $504.545 million, up 7.4% from the $469.748 million at December 31, 1993, and up 9.6% from the $460.276 million at September 30, 1993. Total core funds at September 30, 1994, were $1.559 billion, up 9.0% from the $1.430 billion at December 31, 1993, and up 8.9% from the $1.431 billion at September 30, 1993.

Total deposits increased slightly between periods, when taking into account the increase attributed to Metro deposits. However, incremental funds increased between September 30, 1994 and September 30, 1993, primarily due to an increase of $30.409 million in certificates of deposit over $100,000 and an increase in long-term debt of $42.355 million, of which $40.000 million in long-term debt was the result of additional Federal Home Loan Bank debt by the Company's lead bank, The First National Bank of Gainesville.

SECURITIES

Federal funds sold, interest-bearing deposits with financial institutions, and shorter term U.S. Treasury and federal agency securities are held primarily for liquidity purposes while mortgage-backed securities are held for income purposes. The mortgage-backed security distribution between adjustable and fixed rate securities is determined by interest rate sensitivity requirements. Management anticipates no material change in the portfolio distribution in the fourth quarter based on the current interest rate environment. The book and market value of securities at September 30, 1994, are summarized in Table 10.

Table 10:  SECURITIES - AMORTIZED COST AND MARKET VALUE
(in thousands)

                                                             Gross      Gross
                                               Amortized   Unrealized Unrealized   Market
                                                  Cost       Gains      Losses     Value
                                               -------------------------------------------
Investment securities available-for-sale:
  U.S. Treasurey and U.S. Government Agencies  $ 171,318    $   125    $  1,874  $ 169,569
  Mortgage-backed securities                     353,299        507      12,582    341,224
  State and municpal - taxable                       994         89         ---      1,083
  Other investments                                6,698         23         135      6,586
                                               -------------------------------------------
      Total                                    $ 532,209    $   744    $ 14,591  $ 518,462
                                               ===========================================
Investment securities held-to-maturity:
  State and municipal - tax exempt             $ 148,209    $ 6,160    $  3,420  $ 150,949
                                               ===========================================


The Company has the intention and ability to hold investment securities until their specific maturity date (classified as securities held-to-maturity). However, periodically various factors may dictate that it would be in the best interest of the Company to restructure the portfolio or a part of the portfolio to meet changing economic conditions, satisfy internal policy constraints in liquidity, rate sensitivity, safety and soundness or maintain risk-based capital requirements. During the nine months ended September 30, 1994, the Company did not sell any securities classified as investment securities held-to-maturity. Management does not anticipate any significant security sales for the fourth quarter. At September 30, 1994, $312.404 million of investment securities were pledged to secure public funds on deposit and securities sold under repurchase agreements, and for other purposes as required by various statutes or agreements.

Due to the rapid rise in long-term interest rates, the market value of securities as a percentage of cost was 98.36% at September 30, 1994, down from the previous five quarters.

Table 11 presents the current distribution of the total investments by expected maturity and average yields (for all obligations on a FTE basis assuming a 35% tax rate) at September
30, 1994. Expected maturities may differ from contractual maturities due to call and prepayment options.

Table 11: EXPECTED MATURITY OF INVESTMENTS (SECURITIES AND OTHER FUNDS) (dollars in thousands)


                                                     After 1 But       After 5 But
                                  Within 1 Year    Within 5 Years    Within 10 Years    After 10 Years
                                 Amount   Yield    Amount   Yield     Amount  Yield    Amount     Yield
                                -------------------------------------------------------------------------
Investment securities
    available-for-sale:
  U. S. Treasury                $ 16,182   5.29% $  9,453    5.87%   $   953   8.24%
  U. S. Government agencies       85,489   5.02    41,355    6.09     16,137   6.58
  Mortgage-backed securities:
    Fixed rate                       ---    ---     5,828    8.10     23,100   7.07   $ 90,116     7.19%
    Adjustable rate                  ---    ---       110    4.76        154   4.77    221,916     5.85
  Corporate bonds                    ---    ---       523    8.84        ---    ---        ---      ---
  State and municipal                214   7.37       486    8.08        383   7.80        ---      ---
  Other investments                  ---    ---       ---     ---        ---    ---      6,063     6.27
                                ------------------------------------------------------------------------
    Total investment securities
      available-for-sale         101,885   5.05    57,755    6.23     40,727   6.83    318,095     6.24
State and municipal                7,179  11.70    54,047   12.32     13,054   9.95     73,929     8.46
Federal funds sold and securities
  purchased under agreements
  to resell                       23,950   5.13       ---     ---        ---    ---        ---      ---
Interest-bearing deposits with
  other financial institutions    21,905   4.86       396    5.90        ---    ---        ---      ---
                                ------------------------------------------------------------------------
    Total investments           $154,919   5.35% $112,198    9.16%   $53,781   7.59%  $392,024     6.66%
                                ========================================================================



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

Table 12:  INTEREST RATE SENSITIVITY
(dollars in thousands)



At September 30, 1994                   3 Month        6 Month      12 Month
                                     -----------------------------------------
Beta-adjusted gap position
  Rate sensitive assets              $   709,045   $    891,330  $  1,203,001
  Rate sensitive liabililities           700,041        946,035     1,203,972
                                     -----------------------------------------
  Dollar gap                         $     9,004   $    (54,705) $       (971)
                                     =========================================

  Gap ratio                                 1.01            .94          1.00
                                     =========================================

Company minimum standards            .65 to 1.20    .65 to 1.20   .90 to 1.10


The Beta adjusted gap analysis, as provided in Table 12, gives recognition and appropriate adjustment to the contractual gap position to administered and market rate assets and liabilities that are not likely to change in rate to the same degree as a change in market rates. Generally, liabilities such as regular savings, insured money market accounts, NOW accounts and super now checking accounts would fit into this category. Earning assets subject to applicable rate caps and floors, fixed rate securities subject to anticipated prepayments and yield changes are also adjusted accordingly in the Beta gap calculations. In management's opinion, the Beta adjusted gap profile as of September 30, 1994, meets the Company's objectives. Management anticipates no major shifts in the Beta adjusted gap profiles.

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


Simulation analysis performed on the Company's balance sheet indicates, at September 30, 1994, that the Company is in compliance with these standards. Management anticipates no significant changes in this profile for the fourth quarter of 1994.


LIQUIDITY

The Company measures and manages the consolidated liquidity position based on core funding and incremental funding objectives. It is the Company's target policy for core funding to equal at least 100% of core earning assets, with the minimum acceptable level being 90%. For the quarter ended September 30, 1994, the average core funding to average core assets ratio equaled 111.59% up slightly from the 111.50% reported for the quarter ended June 30, 1994, and a decrease from the 115.42% reported for the quarter ended September 30, 1993. These percentages are well above the Company's minimum tolerance. Management anticipates that the core funding ratio will remain above the 100% mark during the fourth quarter of 1994.

It is also the Company's target policy for incremental funds to total deposits and funds not to exceed 40%. For the quarter ended September 30, 1994, this ratio, based on quarterly averages, equaled 24.49%, down slightly from the 25.41% reported for the quarter ended June 30, 1994, and down from the 25.28% reported for the quarter ended September 30, 1993. These ratios are all well below the Company's maximum tolerance. Through its lead affiliate bank, the Company maintains upstream overnight federal funds lines of credit of $70.0 million. These lines are occasionally used to fund peak balances in mortgage loans held for sale. In June 1992, the parent Company secured a revolving line of credit totaling $3.0 million. Management knows of no demands, commitments or events that will result in, or that are likely to result in, the Company's liquidity increasing or decreasing in any material way.


CAPITAL RESOURCES

It is the Company's risk management policy to maintain a capital base sufficient to support anticipated asset growth, merger activity and management's estimation of longer term earnings risk. Capital standards assume that the Company's risk profiles in liquidity, rate sensitivity and asset quality are in line with internal risk management objectives. The Company's risk-based capital position is well in excess of minimum regulatory standards. Consequently, management anticipates no change in asset allocation strategies to complement risk-based capital requirements. Additionally, the Company's leverage capital position is well in excess of the new regulatory requirements. The Company's standards and capital levels at September 30, 1994, are provided in Table 13. Management anticipates that risk-based and leverage ratios will remain well above minimum regulatory standards. The Company has met all of its capital requirements through retained earnings while steadily increasing regulatory and internally defined capital ratio objectives.

Table 13:  ANALYSIS OF CAPITAL ADEQUACY
(dollars in thousands)


                                                                  Regulatory         Internal
                                                      9/30/94     Guidelines         Standards
                                                   ------------------------------------------------
Risk-based capital ratios:
   Tier 1 capital to risk-adjusted assets               14.11%         4.00%        9.00% (minimum)
   Tier 2 capital to risk-adjusted assets                1.25          4.00         2.00  (maximun)
                                                   -----------
   Total capital to risk-adjusted assets                15.36%         8.00         9.00  (minimum)
                                                   ===========
Leverage ratios:
   Capital to assets                                     9.77%                      6.50% (minimum)
   Primary capital to adjusted assets (a)               10.65          5.50%        8.00  (minimum)
   Primary tangible capital to adjusted assets (b)      10.28                       6.00  (minimum)

Tier 1 capital                                     $  216,472
Tier 2 capital                                         19,177
                                                   -----------
   Total capital                                   $  235,649
                                                   ===========

Risk-adjusted assets                               $1,534,176
                                                   ===========

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

Table 14:  INTERNAL CAPITAL GENERATION RATE


                                      For the Three Months Ended For the Nine Months Ended
                                      -------------------------- -------------------------
                                          9/30/94     9/30/93       9/30/94      9/30/93
                                      ----------------------------------------------------
Return on average assets                     1.26%       1.29%         1.25%        1.21%
             divided by               ----------------------------------------------------
Average equity as a % of average assets      9.88        9.75          9.98         9.67
               equals                 ----------------------------------------------------
Return on average equity                    12.75       13.27         12.54        12.56
               times                  ----------------------------------------------------
Earnings retained                           56.21       59.91         54.97        55.67
               equals                 ----------------------------------------------------
Internal capital growth                      7.17        7.95          6.89         6.99
                                      ====================================================


Between the quarters ended September 30, 1994 and 1993, the internal growth rate increased due to the increase in the return on average equity between periods, while average equity as a percentace of average assets increased and earnings retained decreased. On a year to date basis, return on average assets increased slightly, coupled with a higher average equity to average assests ratio, which resulted in relatively little change in return on average equity. The decrease in internal capital growth, between the nine months ended September 30, 1994 and September 30, 1993, resulted from a lower earnings retained ratio.

The cash dividend declared for the third quarter of 1994 was $.1950 compared to $.1775 for the third quarter of 1993, an increase of 9.9%. Management is of the opinion that, given the Company's dividend policy, asset growth can be funded internally while maintaining the integrity of the Company's capital positions.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Number         Description of Exhibits
     ------    ----------------------------------------------

     11.1 Statement re computation of per share earnings enclosed herewith.

     27.1      Financial Data Schedule


(b) Dated July 31, 1994, and filed August 1, 1994, a Form 8-K was filed pursuant to the completion of the merger between the Company and Barrow Bancshares, Inc. ("Barrow"), whereby 521,700 shares of the Company's stock was issued for all of the 379,682 shares of Barrow stock outstanding.

     Dated October 27, 1994, and filed October 28, 1994, a Form 8-
     K was filed pursuant to a Letter of Intent signed between Company and FF Bancorp, Inc., New Smyrna, Florida ("FF
     Bancorp"), whereby Company will acquire all the outstanding stock of the $597 million asset FF Bancorp in a tax free exchange of stock. Each share of FF Bancorp stock will be exchanged for .825 shares of Company $1.00 par value common stock in a transaction to be accounted for as a pooling-of-interests. FF Bancorp is the parent holding company of First Federal Savings Bank of New Smyrna, New Smyrna Beach, Florida; First Federal Savings Bank of Citrus County, Iverness, Florida; and Key Bank of Florida, Tampa, Florida.

EXHIBIT 11.1

STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                          Three Months Ended       Nine Months Ended
                                         9/30/94      9/30/93     9/30/94     9/30/93
                                        ----------------------------------------------
EARNINGS PER SHARE

   Weighted average shares outstanding  16,462,745  15,853,116  16,357,511  15,818,104
                                        ==============================================

   Net income per share                       $.44        $.43       $1.28       $1.18
                                        ==============================================

PRIMARY EARNINGS PER SHARE

   Weighted average shares outstanding  16,462,745  15,853,116  16,357,511  15,818,104
   Dilutive stock options                  174,384     137,399     203,062     136,771
                                        ----------------------------------------------
                                        16,637,129  15,990,515  16,560,573  15,954,875
                                        ==============================================

   Net income per share                       $.43        $.43       $1.27       $1.17
                                        ==============================================

FULLY DILUTED EARNINGS PER SHARE

   Weighted average shares outstanding  16,462,745  15,853,116  16,357,511  15,818,104
   Dilutive stock options                  186,797     137,399     209,251     136,938
                                        ----------------------------------------------
                                        16,649,542  15,990,515  16,566,762  15,955,042
                                        ==============================================

   Net income per share                       $.43        $.43       $1.27       $1.17
                                        ==============================================


EXHIBIT 27.1

SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)


                                                               For the Three Month Ended  For the Nine Months Ended
                                                              -----------------------------------------------------
                                                                9/30/94       9/30/93       9/30/93       9/30/93
                                                              -----------------------------------------------------

Cash and due from banks                                       $   86,910    $   71,960    $   86,910    $   71,960
Interest-bearing deposits                                         22,301        62,890        22,301        62,890
Federal funds sold-purchased securities for resale                23,950        12,459        23,950        12,459
Trading account sales                                                ---           ---           ---           ---
Investment and mortgage backed securities held-for-sale          518,462        30,935       518,462        30,935
Investment and mortgage backed securities held-to-maturity
 - carrying value                                                148,209       519,012       148,209       519,012
Investment and mortgage backed securities held-to-maturity
 - market value                                                  150,949       542,656       150,949       542,656
Loans                                                          1,396,948     1,329,588     1,396,948     1,329,588
Allowance for losses                                              22,657        23,514        22,657        23,514
Total assets                                                   2,313,926     2,118,591     2,313,926     2,118,591
Deposits                                                       1,897,135     1,753,196     1,897,135     1,753,196
Short-term borrowings                                             75,371        89,837        75,371        89,837
Other liabilities                                                 24,711        20,180        24,711        20,180
Long-term debt                                                    90,592        48,237        90,592        48,237
Preferred stock-mandatory redemption                                 ---           ---           ---           ---
Preferred stock-no mandatory redemption                              ---           ---           ---           ---
Common stock                                                      16,465        15,864        16,465        15,864
Other shareholders' equity                                       209,652       191,277       209,652       191,277
Total liabilities and shareholders' equity                     2,313,926     2,118,591     2,313,926     2,118,591
Interest and fees on loans                                        31,109        28,792        89,437        85,197
Interest and dividends on investments                             10,096         8,283        27,819        25,573
Other interest income                                                642           889         2,320         2,651
Total interest income                                             41,847        35,582       119,576       113,421
Interest on deposits                                              14,659        14,228        42,550        43,855
Total interest expense                                            16,640        15,660        47,855        47,597
Net interest income                                               25,207        22,304        71,721        65,824
Provision for loan losses                                           (159)          509          (136)        2,661
Investment securities gains/losses                                   (20)           64           (65)          744
Other income                                                       6,620         7,948        21,274        21,434
Other expenses                                                    21,777        20,116        64,441        59,603
Income/loss before income tax                                     10,189         9,691        28,625        25,738
Income/loss before extraordinary items                            10,189         9,691        28,625        25,738
Extraordinary items, less tax                                        ---           ---           ---           ---
Cumulative change in accounting principles                           ---           ---           ---           ---
Net income or loss                                                 7,237         6,821        20,980        18,734
Earnings per share - primary                                         .43           .43          1.27          1.17
Earnings per share - fully diluted                                  .43           .43          1.27          1.17

Net yield-interest earning assets - actual                          5.12%         4.86%         4.97%         4.91%
Loans on non accrual                                          $   20,666    $   22,705    $    20,666   $   22,705
Accruing loans past due 90 days or more                              291           647            291          647
Troubled debt restructuring                                          368           404            368          404
Potential problem loans                                           99,035        95,401         99,035       95,401
Allowance for loan loss-beginning of period                       24,413        24,368         21,543       24,046
Total charge-offs                                                  2,222         1,982          4,688        4,715
Total recoveries                                                     625           619          1,898        1,522
Allowance for loan loss-end of period                             22,657        23,514         22,657       23,514
Loan loss allowance allocated to domestic loans                   22,657        23,514         22,657       23,514
Loan loss allowance allocated to foreign loans                       ---           ---            ---          ---
Loan loss allowance - unallocated                                    ---           ---            ---          ---


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST NATIONAL BANCORP


                         Dated:  November 7, 1994



                         By:     /s/  Peter D. Miller
                                 ------------------------------------
                                 Peter D. Miller
                                 President, Chief Administrative,
                                        and Chief Financial Officer




                         By:     /s/ J. Reid Moore
                                 -----------------------------------
                                 J. Reid Moore
                                 Group Vice President and Controller