Form 10-Q/A
period 1994-09-30
FIRST NATIONAL BANCORP /GA/
filed 1994-12-16
CIK 351825

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q/A1


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

                 FIRST NATIONAL BANCORP AND SUBSIDIARIES

                                FORM 10-Q

                            TABLE OF CONTENTS




Part I.  Financial Information                                     Page Number
- - ------------------------------                                     -----------

 Item 1.   Financial Statements (unaudited):

           Consolidated Balance Sheets. . . . . . . . . . . . . . . .     3

           Consolidated Statements of Income. . . . . . . . . . . . .     4

           Consolidated Statements of Shareholders' Equity. . . . . .     5

           Consolidated Statements of Cash Flows. . . . . . . . . . .     6

           Notes to Consolidated Financial Statements . . . . . . . .     7

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . . . .     9


Part II.       Other Information
- - --------------------------------

 Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  23

 Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  24

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

                                        3

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)
(unaudited)


                                                          Three Months Ended        Nine Months Ended
                                                       ------------------------------------------------
                                                        9/30/94       9/30/93      9/30/94     9/30/93
                                                       ------------------------------------------------
INTEREST INCOME
  Loans (including fees)                               $  31,109    $  28,792     $ 89,437    $ 85,197
  Interest-bearing deposits in other
    financial institutions                                   322          654        1,368       2,083
  Investment securities:
    Tax-exempt                                             2,537        2,303        7,633       6,748
    Taxable                                                7,559        5,980       20,186      18,825
  Federal funds sold and securities purchased
      under agreements to resell                             320          235          952         568
- - -------------------------------------------------------------------------------------------------------
        Total interest income                             41,847       37,964      119,576     113,421
- - -------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits, including interest expense on certificates
    of deposit of $100 or more of $1,691, $1,666, $5,008
    and $6,206, respectively.                             14,659       14,228       42,550      43,855
  Federal funds purchased and securities
    sold under agreements to repurchase                      845          764        2,201       2,410
  Other short-term borrowings                                 39           63          156         171
  Long-term debt                                           1,097          605        2,948       1,161
- - -------------------------------------------------------------------------------------------------------
      Total interest expense                              16,640       15,660       47,855      47,597
- - -------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                       25,207       22,304       71,721      65,824
  Provision for loan losses                                 (159)         509         (136)      2,661
- - -------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       25,366       21,795       71,857      63,163
- - -------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Fees for trust services                                    591          565        1,746       1,731
  Service charges on deposit accounts                      2,801        2,243        7,833       6,476
  Net (losses) gains on sales of investment securities       (20)          64          166         744
  Other noninterest income                                 3,228        5,140       11,464      13,227
- - -------------------------------------------------------------------------------------------------------
    Total noninterest income                               6,600        8,012       21,209      22,178
- - -------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                          10,914       10,180       32,712      30,316
  Net occupancy                                            1,286        1,059        3,657       3,165
  Furniture and equipment                                  1,422        1,405        4,313       4,032
  Other noninterest expense                                8,155        7,472       23,759      22,090
- - -------------------------------------------------------------------------------------------------------
    Total noninterest expense                             21,777       20,116       64,441      59,603
- - -------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  10,189        9,691       28,625      25,738
Income tax expense                                         2,952        2,870        7,645       7,164
- - -------------------------------------------------------------------------------------------------------
Income before cumulative effect
   of accounting change                                    7,237        6,821       20,980      18,574
Cumulative effect at January 1, 1993 of change in
   accounting for income taxes                               ---          ---          ---         160
- - -------------------------------------------------------------------------------------------------------
NET INCOME                                            $    7,237   $    6,821   $   20,980  $   18,734
=======================================================================================================

NET INCOME PER SHARE:
Based on weighted-average shares outstanding          16,462,745   15,853,116   16,357,511  15,818,104
Income before cumulative effect of accounting change  $      .44   $      .43   $     1.28  $     1.17
Cumulative effect of accounting change                       ---          ---   -      ---         .01
- - -------------------------------------------------------------------------------------------------------
Net income per share                                  $      .44   $      .43   $     1.28  $     1.18
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

                                       5

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                      Nine Months Ended
                                                                 -------------------------
                                                                     9/30/94      9/30/93
                                                                 -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                        $    20,980  $   18,734
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Provision for loan losses                                            (136)      2,661
    Provision for other real estate losses                                335       1,023
    Depreciation                                                        4,220       3,751
    Amortization, net                                                    (246)      2,395
    Deferred income tax benefit                                        (6,502)       (981)
    Net losses (gains) on sales of investment securities                  166        (744)
    Gains on sales of mortgage loan servicing rights                   (2,295)     (8,185)
    Losses (gains) on sales of other assets                                11        (412)
    Gains on sales of assets acquired in
      foreclosure, and equipment                                          (182)       (246)
    Excess servicing fees receivable resulting from
      first mortgage loan sales                                          (413)     (1,172)
    Increase (decrease) in mortgage loans held for sale                50,932     (26,796)
    Other, net                                                          7,871       5,384
- - ------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                 74,409      (4,588)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales/calls of investment securities                    3,534       31,864
  Proceeds from maturities of investment securities                     5,766       77,356
  Purchases of investment securities                                  (16,745)    (166,217)
  Proceeds from sales/calls of investment securities available-        27,215        2,000
    for-sale
  Proceeds from maturities of investment securities available-for-     47,752         ----
    sale
  Purchases of investment securities available-for-sale              (260,429)        ----
  Principal collection on investment securities available-for-         69,627       10,458
    sale
  Net decrease in interest-bearing deposits in
    other financial institutions                                       46,452        3,991
  Net increase in loans                                               (54,691)     (57,816)
  Proceeds from sale of mortgage loan servicing rights                  3,128       10,553
  Purchases of mortgage loan servicing rights                         (10,461)      (1,360)
  Purchases of premises and equipment                                  (3,572)     (10,331)
  Proceeds from sales of premises and equipment                           138        2,152
  Proceeds from sales of assets acquired in forclosure                  6,318        3,580
  Net cash and cash equivalents acquired in the
    purchase of bank subsidiary                                        24,563         ----
- - -------------------------------------------------------------------------------------------
      Net cash used by investing activities                          (111,405)     (93,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                662       31,633
  Net (decrease) increase in short-term borrowings                     (1,815)          39
  Proceeds from the issuance of long-term debt                         33,000       40,159
  Payments on long-term debt                                             (596)      (1,392)
  Proceeds from issuance of common stock for stock options              1,295          994
    exercised
  Cash dividends paid on common stock                                  (7,454)      (6,648)
- - -------------------------------------------------------------------------------------------
      Net cash provided by financing activities                        25,092       64,785
- - -------------------------------------------------------------------------------------------
      Net decrease in cash and cash equivalents                       (11,904)     (33,573)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      122,764      117,992
- - -------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   110,860  $    84,419
===========================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                   $    47,557  $    45,829
===========================================================================================
  Income taxes paid                                               $    10,037  $     7,791
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

  In October 1994, FASB issued Statement of Financial Accounting Standards No. 118 (FAS 118). FAS 118 amends the disclosure requirements of FAS 114 to require information about the recorded investment in certain impaired loans and how a creditor should recognize interest income related to those loans.

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

Table 2: CHANGES IN NET INTEREST INCOME - TAXABLE EQUIVALENT BASIS (dollars in thousands)


                                   Average Balance                Average Rates      Interest      ------- 1994-1993 --------
                                  Nine Months Ended             Nine Months Ended Nine Months Ended  Income
                                    September 30     Increase/    September 30      September 30    Expense  Volume    Rate
                                   1994       1993  (Decrease)   1994     1993     1994     1993   Variance Variance Variance
- - -----------------------------------------------------------------------------------------------------------------------------
Interest-bearing
  deposits in other
  financial institutions      $   43,977 $   68,668  $(24,691)   4.16%    4.06% $  1,368 $  2,083  $  (715) $  (767) $   (52)
Loans, net                     1,363,228  1,278,756    84,472    8.77%    8.91%   89,437   85,197    4,240    5,558   (1,318)
Investment securities:
    Tax-exempt                   148,752    121,775    26,977   11.20%   12.25%   12,456   11,157    1,299    2,318   (1,019)
    Taxable                      475,963    418,387    57,576    5.67%    6.02%   20,186   18,825    1,361    2,486   (1,125)
Federal funds sold and
  securities purchased
  under agreements to resell      27,110     25,721     1,389    4.70%    2.95%    1,368      568      384       32      352
- - -----------------------------------------------------------------------------------------------------------------------------
    Total earning assets       2,059,030  1,913,307   145,723    8.08%    8.23%  124,399  117,830    6,569    9,627   (3,058)
- - -----------------------------------------------------------------------------------------------------------------------------
Reserve for loan loss            (24,201)   (24,240)       39
Cash and due from banks           69,006     60,195     8,811
Premises and equipment, net       55,018     48,067     6,951
Other assets                      82,713     65,181    17,532
- - --------------------------------------------------------------
    Total assets              $2,241,566 $2,062,510  $179,056
==============================================================

Savings, IMMA deposits        $  616,377 $  549,618  $ 66,759    2.63%   2.80%    12,106   11,505      601    1,340     (739)
Time deposits                    929,627    908,506    21,121    4.38%   4.76%    30,444   32,350   (1,906)     739   (2,645)
Federal funds purchased
  and securities sold under
  agreements to repurchase        69,120     99,510   (30,390)   4.26%   3.24%     2,201    2,410     (209)    (850)     641
Other borrowed funds              87,718     37,750    49,968    4.73%   4.72%     3,104    1,332    1,772    1,768        4
- - -----------------------------------------------------------------------------------------------------------------------------
    Total interest-
      bearing liabilities      1,702,842  1,595,384   107,458    3.76%   3.99%    47,855   47,597      258    2,997   (2,739)
- - -----------------------------------------------------------------------------------------------------------------------------
Demand deposits                  290,028    252,452    37,576
Other liabilities                 24,965     15,299     9,666
Shareholders' equity             223,731    199,375    24,356
- - --------------------------------------------------------------
    Total liabilities and
       shareholders' equity   $2,241,566 $2,062,510  $179,056
==============================================================
Rate spread                                                      4.32%   4.25%
=============================================================================================================================
Net interest margin/revenue                                      4.97%   4.91%  $ 76,544 $ 70,233  $ 6,311  $ 6,630  $  (319)
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

Table 3 shows the key noninterest income categories and changes for the three months and nine months ended September 30, 1994 and 1993:

Table 3:  ANALYSIS OF NONINTEREST INCOME
(dollars in thousands)


                                                   Three Months Ended                          Nine Months Ended
                                           ----------------------------------------  -------------------------------------
                                                               Increase/(Decrease)                     Increase/(Decrease)
                                            9/30/94   9/30/93         $       %       9/30/94  9/30/93        $       %
                                           -------------------------------------------------------------------------------
Service charges on deposit accounts         $ 2,801   $ 2,243        558    24.88     $ 7,833  $ 6,476     1,357    20.95
Mortgage loan and other related fees          1,249     3,106     (1,857)  (59.79)      5,037    8,033    (2,996)  (37.30)
Fees for trust services                         591       565         26     4.60       1,746    1,731        15      .87
Credit card                                     463       374         89    23.80       1,246      979       267    27.27
Insurance premiums and commissions              185       194         (9)   (4.64)        822      847       (25)   (2.95)
Net (losses) gains on sales
    of investment securities                    (20)       64        (84) (131.25)        166      744      (578)  (77.69)
Other noninterest income                      1,794     1,840        (46)   (2.50)      5,836    4,347     1,489    34.25
- - --------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                  $ 6,600   $ 8,012     (1,412)  (17.62)   $ 21,209 $ 22,178      (969)   (4.37)
==========================================================================================================================

Noninterest income as a percent of
  average assets (annualized)                  1.15%     1.52%                            1.27%    1.44%


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


                         Dated:  December 16, 1994



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