Form 10-K405
FIRST NATIONAL BANCORP /GA/
filed 1995-03-31
CIK 351825

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                                   OR
      (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year ended             Commission File
          December 31, 1994                     Number 0-10657

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes (X) No ( )

Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. (X)

The aggregate market value of voting stock (based on a per share price of $20.25 which is closing price as quoted by The Nasdaq Stock Market as of March 27, 1995) held by persons other than directors or executive officers on December 31, 1994 was $310,422,780. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of March 27, 1995, the number of shares of the registrant's common stock outstanding was 16,561,515 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

Certain pages of the 1994 Annual Report to shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 1995, are incorporated herein by reference in Parts, I, II, III, and IV of this Form 10-K.

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


                 FIRST NATIONAL BANCORP AND SUBSIDIARIES

                                FORM 10-K

                                 PART I

ITEM 1.  BUSINESS

   First National Bancorp (Registrant) was incorporated as a Georgia business corporation in 1980. In July 1981, through a plan of reorganization, the Registrant acquired all of the issued and outstanding common stock of The First National Bank of Gainesville
(FNBG), Gainesville, Georgia in exchange for Registrant's common stock.

   Since its formation in 1980 through December 31, 1994, the Registrant has acquired sixteen banks in addition to the founding bank, FNBG. Those banks which have been acquired and some information about each is presented in the "Acquisition Schedule, Properties, and Other Information" table below.

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


         Acquisition Schedule, Properties, and Other Information
                 First National Bancorp and Subsidiaries
                          At December 31, 1994
                                                                                               Banking
                                                                                Bancorp      Locations in
             Bank                        Acquisition               Accounting   Shares        Addition to
           Acquired                          Date        County      Method     Issued        Main Office

First National Bancorp (Parent)              ---         Hall         ---         ---           ---
The First National Bank of Gainesville     7/31/81        Hall      Exchange    5,760,000         6
First National Bank of Habersham            3/1/83    Habersham     Purchase       ---            2
Granite City Bank                          8/31/84     Elberton     Purchase    1,318,266         3
Bank of Clayton                           10/18/84       Rabun      Purchase    1,121,880         1
First National Bank of White County        9/30/85       White      Purchase    1,900,638         1
The First National Bank of Jackson County  3/31/86      Jackson     Purchase      298,350         1
The Citizens Bank                         12/31/86     Stephens      Pooling      655,091         1
Bank of Banks County                       7/30/87       Banks       Pooling      239,921         2
First National Bank of Gilmer             12/31/87      Gilmer       Pooling      359,835         1
The Peoples Bank of Forsyth County         4/12/89      Forsyth      Pooling    1,070,328         3
Pickens County Bank                        7/30/89      Pickens      Pooling      556,704         0
The First National Bank of Paulding County 1/30/92     Paulding      Pooling    1,086,600         5
Citizens Bank, Cherokee County            10/30/92     Cherokee     Purchase      161,201         3
Bank of Villa Rica                         5/31/93      Carroll      Pooling      314,142         0
The Community Bank of Carrollton           8/31/93      Carroll      Pooling      331,122         0
The Commercial Bank                        2/28/94      Douglas     Purchase      266,414         8
Barrow Bank & Trust Company                7/31/94      Barrow       Pooling      521,700         1


Share numbers provided above have been restated for stock splits.   Cash
or notes issued in purchase accounting acquisitions are not shown. All locations are in counties of Georgia.

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

    On November 22, 1994, the Company and FF Bancorp, Inc. ("FF Bancorp"), New Smyrna Beach, Florida, entered into an Agreement and Plan of Merger ("Agreement") whereby the Company will acquire all of the outstanding stock of the $590 million asset FF Bancorp. FF Bancorp is the holding company of First Federal Savings Bank of New Smyrna Beach, Florida, a $318 million asset thrift institution, First Federal Savings Bank of Citrus County, Florida, a $214 million asset thrift headquartered in Inverness, Florida, and Key Bank of Florida, a $66 million asset commercial bank located in Tampa, Florida. Under the Agreement, each share of FF Bancorp stock will be exchanged for .825 shares of the Company stock in a tax-free exchange to be accounted for as a pooling-of-interests. The acquisition is subject to the approval of FF Bancorp shareholders and various regulatory authorities. The Company anticipates completing the transaction in the second quarter of 1995. Consolidated net earnings of FF Bancorp for the year ended December 31, 1994, was $6.5 million and stockholders' equity at December 31, 1994, was $45.0 million.


Competition

  Each of Registrant's seventeen subsidiary banks competes actively with other banks located in or near its service area. Such competition encompasses efforts to obtain new deposits, type and convenience of services offered, loan rates, and interest rates paid on time deposits, as well as other aspects of banking. This is compounded by the entrance into the markets of large banking and super-regional out-of-state banks, which are crossing over state lines and competing with smaller, locally owned, community banks. In addition, affiliate banks encounter substantial competition from other financial services companies engaged in the business of making loans or accepting savings deposits, such as savings and loan associations, savings banks, small loan companies, credit unions, certain governmental agencies, insurance companies, and various mutual and money market funds.


Employees

   At December 31, 1994, the Company and its subsidiary banks had 1,299 full-time equivalent employees. Registrant provides a wide range of benefits to employees, including educational opportunities, group life and medical insurance programs, and savings and stock purchase plans. Registrant is not a party to any collective bargaining agreements and believes that its employee relations are excellent.

Monetary Policies

   The results of operations of the subsidiary banks, and therefore of Registrant, are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve regulates the national supply of bank credit, and utilizes its powers in efforts to curb inflationary pressures and combat economic recession. Among the means available to the Federal Reserve are open market operations in U. S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

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

   Additional information in response to this item is incorporated by reference to "Management's Discussion and Analysis of Finanical
Condition and Results of Operations" and "Selected Statistical Information" appearing on pages 18 through 36, and "Note 7 Short-Term Borrowings" on page 48 of the 1994 Annual Report to shareholders, is incorporated by reference in this Form 10-K Annual Report.


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

   Pursuant to the Act, Registrant is supervised and regularly examined by the Federal Reserve.

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

   The State of Georgia has allowed regional interstate banking by permitting banking organizations in certain Southeastern states to acquire Georgia banking organizations, if Georgia banking organizations were allowed to acquire banking organizations in their states (commonly known as the "Southeast Compact"). As a result of the Southeast Compact, banking organizations in other Southeastern states have entered the Georgia market through acquisitions of many Georgia institutions. Those acquisitions were subject to federal and Georgia approval. Banking organizations outside of the Southeast Compact were prevented from acquiring banking institutions in Georgia and Georgia institutions were prevented from acquiring banks outside of this region. On March 16, 1994, the Georgia Legislature passed a measure to allow interstate banking, by removing the Southeast Compact barrier and the Governor of Georgia signed the measure into law shortly thereafter. The law becomes effective on July 1, 1995.

   On September 29, 1994, the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Banking Act") was
enacted. In general, the Interstate Banking Act will, among other matters, permit bank holding companies, upon receipt of appropriate regulatory approvals, (i) to merge their multistate bank subsidiaries into a single bank by June 1, 1994, unless the state legislatures act to "opt-out" of this provision; and (ii) to acquire banks in any state one year after the effective date of the Interstate Banking Act. It will also permit banks, upon receipt of appropriate regulatory approvals, to establish de novo branches across state lines, so long as the individual states into which the potential entrant proposes to branch specifically pass legislation to "opt-in" and allow out-of-state banks to branch in that state on a de novo basis.

   Each of Registrant's banking affiliates is also supervised and regularly examined by regulatory agencies pursuant to applicable banking laws. The deposits of each affiliate bank are insured by the Bank Insurance Fund (BIF) administered by the Federal Deposit Insurance Corporation (FDIC). State-chartered banks are supervised by the GDBF and are regularly examined by that agency and the FDIC. Affiliate banks which are national banks are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC), and are also subject to regulation by the Federal Reserve and the FDIC.

   The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) adopted on August 9, 1989, has significantly affected the operation of financial institutions. As was authorized by FIRREA, deposit insurance premiums payable by affiliate banks to the BIF, have been significantly increased. FIRREA also redefined applicable capital standards for the affiliate banks. Regulations adopted by the FDIC and the OCC since the enactment of FIRREA have established new minimum leverage capital requirements for banks. All of Registrant's affiliate banks are in compliance with the minimum capital requirements applicable to them.

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

   FDICIA requires the federal banking regulators to define five levels of regulatory capital (i.e., well capitalized, adquately capitalized,
undercapitalized,   significantly   undercapitalized,   and   critically
undercapitalized), and mandates specific enforcement  actions  that  the
federal   banking  agencies  must  take  with  respect   to   depository
institutions whose capital level is significantly below the required minimums. Depending on the capital level which the institution fails to meet, such an institution may be prohibited from increasing its assets, acquiring another institution, establishing a branch, engaging in any
new   activities,   or  making  capital  distributions.    Any   company
controlling such an institution, such as Registrant, may be required to guarantee that the institution will achieve minimum capital levels in accordance with a capital restoration plan approved by the federal banking agency. Other actions which the federal banking agencies may take with respect to such an institution include requiring the issuance of additional voting securities; placing limitations on asset growth; mandating asset reduction; mandating changes in senior management; requiring the divestiture, merger or acquisition of the institution; placing restrictions on executive compensation; and any other action that the agency deems appropriate. If the depository institution's capital levels fall below certin levels, FDICIA requires that the appropriate federal banking agency be appointed as a receiver or conservator of the institution. All of Registrant's affiliate banks fall into the category of well-capitalized at December 31, 1994. Additional information is incorporated by reference to "Management's Discussion and Analysis of Finanical Condition, pages 33 and Note 15 of the Notes to Consolidated Financial Statements, page 54, of the 1994 Annual Report to shareholders, incorporated by reference in this Form 10-K Annual Report.

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

Executive Officers of the Registrant

Certain information concerning the executive officers of the Registrant is set forth below:

                                                                                           Years of Service
                                                                                        with Registrant and/or
Name                         Age       Position with the Registrant                         Subsidiary


Richard A. McNeece           55   Director, Chairman, and CEO of Registrant; Chairman,            7
                                  Director and CEO of FNBG
Peter D. Miller              48   Director, President, CAO, and CFO of Registrant;               17
                                  Senior Vice President and CFO of FNBG
C. Talmadge Garrison         62   Senior Vice President and Secretary of Registrant              31
                                  and FNBG
Bryan F. Bell                48   Senior Vice President/Affiliate Credit Administration of
                                  Registrant; Director of Citizens Bank, Cherokee County          9
Stephen Rownd                35   Senior Vice President/Credit Policy of Registrant and
                                  Group Vice President/Credit Policy of FNBG                      3
Richard D. White             45   Director and President of FNBG                                 23
J. Reid Moore                41   Group Vice President and Controller                             5


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

Other

   For additional disclosure of certain selected statistical information of the Registrant and its subsidiaries see Management's Discussion and Analysis of Financial Condition and Results of Operations and the Selected Statistical Information appearing on pages 18 through 36 of the Registrant's 1994 Annual Report to shareholders which is incorporated by reference in this Form 10-K Annual Report.

ITEM 2.   PROPERTIES

   Registrant's seventeen subsidiary banks operate as autonomously as is possible under a holding company structure within their particular counties and maintain separate banking facilities, which each subsidiary bank owns or leases. In addition, Registrant owns a main office building, used as its corporate offices, and several other offices used to house banking support operations. See Item 1. Business for additional information concerning properties.

ITEM 3.   LEGAL PROCEEDINGS

   The  nature  of  the  business  of Registrant  and  its  subsidiaries ordinarily results in a certain amount of litigation. Accordingly, Registrant and its subsidiaries are parties (both as plaintiff and defendant) to a limited number of lawsuits incidental to their business and, in certain of such suits, claims or counterclaims have been asserted. In the opinion of management and counsel for Registrant, these lawsuits are considered ordinary litigation incidental to the conduct of business and in none of these cases should the ultimate outcome have a material adverse effect on Registrant's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

                                 PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   The market, stock price, and dividend information which appears on page 35 and 36 of Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations section, included in Registrant's 1994 Annual Report to shareholders, is incorporated by reference in this Form 10-K Annual Report. The discussion of source of dividends and restrictions on dividends, which may be declared by the subsidiary banks, appearing on page 53, Note 14, of Registrant's 1994 Annual Report to shareholders, is incorporated by reference in this Form 10-K Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA

   The Selected Financial Data which appears as a part of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 of Registrant's 1994 Annual Report to shareholders, is incorporated by reference in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following Interest Rate Sensitivity Table is provided:

                                       0-3        4-12         1-5       Over 5
                                     Months      Months       Years       Years
 Investment securities - taxable   $141,377     $232,296    $164,095    $ 28,923
 Investment securities - tax free     2,373        7,959      48,671      98,564
 Loans, net of unearned income      564,642      241,105     566,823      32,695
 Other                               28,908         ---         ---         ---
 Interest sensitive assets         $736,300     $481,360    $779,589    $160,182
 IMMA and savings                  $431,007         ---         ---         ---
 Other deposits                     412,929      390,042     303,215         529
 Other borrowings                    72,994       52,134      40,000      10,000
 Interest sensitive liabilities     916,930      442,176     343,215      10,529
 Interest sensitivity gap         ($180,630)    $ 39,184    $436,375    $149,653
 Cumulative interest
   sensitivity gap                ($180,630)   ($141,446)   $294,928    $444,581
 Cumulative interest
   sensitivity gap as a
   percentage of interest
   sensitive assets                   (8.37)%      (6.56)%     13.67%      20.61%

    Additional information relating to Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 18 through 36 of Registrant's 1994 Annual Report to shareholders, including a discussion of interest rate sensitivity management on page 34, and is incorporated by reference in this Form 10-K Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements and Notes to Consolidated Financial Statements, together with the report thereon of KPMG Peat Marwick LLP, dated January 27, 1995, appearing on pages 37 through 56 of Registrant's 1994 Annual Report to shareholders, are incorporated by reference in this Form 10-K Annual Report.

   Consolidated quarterly financial information appearing on page 56 of the Registrant's 1994 Annual Report to shareholders, is incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Within the twenty-four month period prior to the date of Registrant's most recent financial statements, and for the year ended December 31, 1994, Registrant did not change accountants and had no disagreements with its accountants on any matter of accounting principles, practices, or financial statement disclosure.

PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning directors is presented on pages 2 through 7 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 19, 1995, which information is incorporated by reference in this Form 10-K Annual Report.

   Information concerning executive officers of Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 1. Business, hereof.

ITEM 11.  EXECUTIVE COMPENSATION

   Executive Compensation is shown under Compensation of Executive Officers on pages 9 through 17 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 19, 1995, which is incorporated by reference in this Form 10-K Annual Report.

   Compensation of Directors is shown under Compensation of Directors on pages 17 and 18 of the Proxy Statement For Annual Meeting of
Shareholders, to be held April 19, 1995, which is incorporated by reference in this Form 10-K Annual Report.

ITEM   12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT

   Principal Shareholders of Registrant which appears on page 8 of the Proxy Statement For Annual Meeting of Shareholders, to be held April 19, 1995, is incorporated by reference in this Form 10-K Annual Report.

   Security Ownership of Directors, Nominees, Executive Officers, and Directors and Executive Officers, as a group, which appears on pages 7 and 8 of the Proxy Statement For Annual Meeting of Shareholders, to be held April 19, 1995, is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Transactions with Management which appears on page 18 of the Proxy Statement For Annual Meeting of Shareholders, to be held April 19, 1995, is incorporated by reference in this Form 10-K Annual Report.

                                 PART IV


ITEM  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K


(a)1.   Financial Statements

         The following consolidated financial statements of Registrant and its subsidiaries and independent auditors' report, incorporated herein by reference from pages 37 through 56 of Registrant's 1994 Annual Report to shareholders, have been filed as Item 8 in Part II of this report:

        Independent Auditors' Report
        Consolidated Balance Sheets - December 31, 1994 and 1993
        Consolidated  Statements of Income - Years ended  December  31,
          1994, 1993, and 1992
        Consolidated Statements of Shareholders' Equity -  Years  ended
          December 31, 1994, 1993, and 1992
        Consolidated Statements of Cash Flows - Years ended December 31,
          1994, 1993, and 1992
        Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

              Financial statement schedules are omitted as the required information is not applicable.

(a)3.   Exhibits List

          See Exhibit Index included as page 13 of this report, which is incorporated herein by reference.

(b)Reports on Form 8-K

     Current Report on Form 8-K, dated November 22, 1994, was filed on November 23, 1994, pertaining to the signing of an Agreement and Plan of Merger, by and between Registrant and FF Bancorp, whereby Registrant will exchange .825 shares of Registrant's common stock for each share of FF Bancorp stock in a transaction to be accounted for as a pooling-of-interests.

     Current Report on Form 8-K, dated October 27, 1994, was filed on October 28, 1994, pertaining to signing of a Letter of Intent, by Registant and FF Bancorp, whereby Registrant will exchange .825 shares of Registrant's common stock for each share of FF Bancorp stock in a transaction to be accounted for as a pooling-of-interests.

SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, First National Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST NATIONAL BANCORP



By:   /s/ Richard A. McNeece
     ------------------------------------
     Richard A. McNeece,
     Chairman and Chief Executive Officer



Date:     March 29, 1994

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First National Bancorp and in the capacities and on the dates indicated.




 /s/ Richard A. McNeece        3/29/95
--------------------------------------
Richard A. McNeece             Date
Chairman and CEO


 /s/ Richard L. Shockley       3/29/95
--------------------------------------
Richard L. Shockley            Date
Vice Chairman


 /s/ Jane Wood Banks           3/29/95
--------------------------------------
Jane Wood Banks, Director      Date


 /s/ Paul J. Reeves            3/29/95
--------------------------------------
Paul J. Reeves, Director       Date


 /s/ Thomas S. Cheek           3/29/95
--------------------------------------
Thomas S. Cheek, Director      Date


--------------------------------------
A. Roy Roberts, Jr., Director  Date


 /s/ John A. Ferguson, Jr.     3/29/95
--------------------------------------
John A. Ferguson, Jr., Dirctor Date


 /s/ Harold L. Smith           3/29/95
--------------------------------------
Harold L. Smith, Director      Date


 /s/ James H. Harris           3/29/95
--------------------------------------
James H. Harris, Dirctor       Date


/s/ W. Woodrow Stewart         3/29/95
--------------------------------------
W. Woodrow Stewart, Director   Date


 /s/ Ray C. Jones              3/29/95
--------------------------------------
Ray C. Jones, Director         Date


 /s/ Bobby M. Thomas           3/29/95
--------------------------------------
Bobby M. Thomas, Director      Date


 /s/ Arthur J. Kunzer, Jr.     3/29/95
--------------------------------------
Arthur J. Kunzer, Jr., Director Date


--------------------------------------
James A. Walters, Director     Date


--------------------------------------
W. L. Lester, Director         Date


--------------------------------------
Mack G. West, Director         Date


 /s/ Peter D. Miller           3/29/95
--------------------------------------
Peter D. Miller, Director,     Date
President, CAO and CFO


--------------------------------------
J. Michael Womble, Director    Date


 /s/ Joe Wood, Jr.             3/29/95
--------------------------------------
Joe Wood, Jr.                  Date


--------------------------------------
Loy D. Mullinax, Director      Date


/s/ J. Reid Moore              3/29/95
--------------------------------------
J. Reid Moore, Group           Date
Vice President and Controller


--------------------------------------
J. Kenneth Nix, Sr., Director  Date


--------------------------------------
Edwin C. Poss, Director        Date

                             EXHIBITS INDEX

                                                                   Sequential
Exhibit                                                                 Page
Number                     Description                                 Number


3.1  Articles  of  Incorporation of First National  Bancorp,  as  amended,
     (incorporated by reference to such                                   - -
     document filed as Exhibit 3.1 to Registrant's Registration Statement No. 33-64590 on Form S-4).


3.2  Bylaws  of  First National Bancorp currently in effect  (incorporated
     by reference to Exhibit 3.2                                          - -
     of Registrant's Registration Statement No. 33-64590 on Form S-4).


10.1 1988 Employee Stock Option Plan of First National Bancorp
     (incorporated by reference to such                                   - -
     document filed as Exhibit 4.1 to Registrant's Registration Statement No. 33-24985 on Form S-8).


10.2 1990 Employee Stock Option Plan of First National Bancorp
     and Amendment thereto dated July 17, 1991                           - -
     (incorporated herein by reference to such document filed as Exhibit
     10.3 of Registrant's Registration Statement No. 33-64590 on Form S-4).


10.3 Change of Control Agreement, dated June 23, 1992, between
     First National Bancorp and Richard A. McNeece                       - -
     (incorporated herein by reference to such document filed as Exhibit
     10.7 of Registrant's Registration Statement No. 33-50422 on Form S-4).


10.4 Change of Control Agreement, dated June 16, 1992, between
     First National Bancorp and Peter D. Miller                          - -
     (incorporated herein by reference to such document filed as Exhibit
     10.8 of Registrant's Registration Statement No. 33-50422 on Form S-4).


10.5 Change of Control Agreement, dated June 16, 1992, between
     First National Bancorp and C. Talmadge Garrison                     - -
     (incorporated herein by reference to such document filed as Exhibit
     10.9 of Registrant's Registration Statement No. 33-50422 on Form S-4).


10.6 Change of Control Agreement, dated June 24, 1992, between
     First National Bancorp and Richard D. White                         - -
     (incorporated herein by reference to such document filed  as  Exhibit
     10.10 of Registrant's Registration Statement No. 33-50422 on Form S-4).


10.7 1993 Employee Stock Option Plan of Registrant dated April
     26, 1993 (incorporated herein by reference                          - -
     to such document filed as Exhibit 10.11 of Registrant's Registration Statement No. 33-64590 on Form S-4).


10.8 First  National  Bancorp  Incentive  Compensation  Plan
     (incorporated by reference to Exhibit 10.12 of Registrant's         - -
     Registration Statement No. 33-64590 on Form S-4).


10.9 Change of Control Agreement, dated June 16, 1993, between
     First National Bancorp and Bryan F. Bell                            - -
     (incorporated herein by reference to such document filed in Form 10-
     K for the year ended December 31, 1993, SEC File No. 0-10657).

                             EXHIBITS INDEX
                               (continued)
                                                                   Sequential
Exhibit                                                                 Page
Number                   Description                                   Number


10.10 Change in Control Agreement, dated July 1, 1992, between
      First National Bancorp and Stephen M. Rownd                        - -
      (incorporated herein by reference to such document filed as Exhibit
      10.10 of Registrant's Registration Statement No. 33-57681 on Form S-4).

10.11 First  National  Bancorp  Performance-Based  Restrictive
      Stock Plan approved by the shareholders on                         - -
      April 20, 1994 (incorporated herein to such document filed as Exhibit 10.10 of First National Bancorp's Registration
      Statement No. 33-53719 on Form S-4.


11.1  Computation of Net Income per Common Share.                        15


13.1  1994 Annual Report to shareholders for the year ended
      December 31, 1994, including certain pages of                      16
      which are incorporated herein by reference.


21.1  Subsidiaries of the Registrant at December 31, 1994, are
      incorporated by reference to Acquisition Schedule,                 - -
      Properties, and Other Information, provided under Item I.
      Business of this document.


23.1  Independent Auditors' Consent to incorporation by reference  in
      Registrant's Registration Statements No.                           82
      33-32997,  No. 33-24985, 33-41878, 33-61586, 33-68770,
      and  33-56969 on Form S-8, No. 33-57019 on Form S-3.


27.1  Financial Data Schedule (for SEC use only)                         83


99.1  Proxy Statement For Annual Meeting of Shareholders, to be
      held April 19, 1995, certain pages of which are                    84
      incorporated herein by reference.