Form 10-Q
period 1995-03-31
FIRST NATIONAL BANCORP /GA/
filed 1995-05-05
CIK 351825

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q


 /X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934

              For the quarterly period ended March 31, 1995

                                   or

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

                             (404) 503-2000
          (Registrant's telephone number, including area code)

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

             Class                         Outstanding at May 4, 1995
   Common Stock, $1.00 Par Value                16,571,695 Shares

                 FIRST NATIONAL BANCORP AND SUBSIDIARIES

                                FORM 10-Q

                            TABLE OF CONTENTS




Part I.                              Financial Information
Page Number

 Item 1.  Financial Statements (unaudited):

          Consolidated Balance Sheets. . . . . . . . . . . . . . . .  3

          Consolidated Statements of Income. . . . . . . . . . . . .  4

          Consolidated Statements of Shareholders' Equity       . .   5

          Consolidated Statements of Cash Flows. . . . . . . . . . .  6

          Notes to Consolidated Financial Statements. . . . . . . . . 7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . .8


Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K . . . . .. . . . . . . .  21

 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

CONSOLIDATED  BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

                                                 March 31  December 31   March 31
                                                    1995      1994       1994
ASSETS
Cash and due from banks                               $   72,751  $   84,260  $   76,454
Federal funds sold                                        27,610      28,908      24,910
Cash and cash equivalents                                100,361     113,168     101,364
Interest-bearing deposits in other financial institutions 14,763      16,259      53,915
Investment securities available-for-sale                 571,551     549,432     465,375
Investment securities held-to-maturity (market value
  $164,248, $156,044 and $155,786, respectively          157,636     157,567     148,325
Loans, net of unearned income                          1,441,743   1,424,246   1,391,084
Allowance for loan losses                                (20,139)    (20,441)    (25,641)
  Net loans                                            1,421,604   1,403,805   1,365,443
Premises and equipment, net                               57,024      57,004      56,763
Other assets                                              77,627      83,313      83,913

Total assets                                          $2,400,566  $2,380,548  $2,275,098

LIABILITIES
Deposits:
 Noninterest-bearing demand deposits                  $  295,178  $  331,521  $  299,349
 Interest-bearing checking deposits                      180,947     199,645     195,155
 Money market deposits                                    80,299      87,818      97,683
 Certificates of deposit less than $100                  520,035     480,248     440,449
 Certificates of deposit greater than $100               197,608     189,431     181,409
 Other interest-bearing deposits                         660,752     654,601     671,397
Total deposits                                         1,934,819   1,943,264   1,885,442
 Federal funds purchased                                  35,686      44,485      23,112
 Securities sold under agreements
   to repurchase                                          71,483      54,217      28,871
 Other short-term borrowings                               4,611       6,427      11,867
 Long-term debt                                           90,073      80,238      71,023
 Other liabilities                                        23,754      24,960      31,417
Total liabilities                                      2,160,426   2,153,591   2,051,732

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share authorized
 30,000,000 shares; issued and outstanding 16,569,695
 16,540,495 and 16,389,886 shares, respectively           16,570      16,540      16,390
Additional paid-in capital                                67,960      67,606      65,135
Retained earnings                                        158,225     155,541     143,431
Net unrealized holding losses on securities
   available-for-sale                                     (2,615)    (12,730)     (1,590)
Total shareholders' equity                               240,140     226,957     223,366

Total liabilities and shareholders' equity            $2,400,566  $2,380,548  $2,275,098

      See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)
(unaudited)

                                                        Three Months
                                                       Ended March 31
                                                      1995        1994

INTEREST INCOME
Loans (including fees)                              $ 33,439   $ 28,173
Interest-bearing deposits in other
  financial institutions                                 227        628
Investment securities:
  Tax-exempt                                           2,673      2,526
  Taxable                                              8,865      5,827
Federal funds sold                                       428        299
Total interest income                                 45,632     37,453
INTEREST EXPENSE
Deposits, including interest expense on certificates
  of deposit of $100 or more of $1,982 and 1,654,
  respectively.                                       17,650     13,743
Federal funds purchased and securities
  sold under agreements to repurchase                  1,419        630
Other short-term borrowings                               81         61
Long-term debt                                         1,146        798
Total interest expense                                20,296     15,232
NET INTEREST INCOME                                   25,336     22,221
Provision for loan losses                                479        366
Net interest income after provision for loan losses 24,857 21,855 NONINTEREST INCOME
Service charges on deposit accounts                    2,709      2,274
Fees for trust services                                  546        542
Net gains on sale of investment securities                 7        163
Other noninterest income                               2,991      3,917
Total noninterest income                               6,253      6,896
NONINTEREST EXPENSE
Salaries and employee benefits                        12,478     10,746
Net occupancy                                          1,225      1,149
Furniture and equipment                                1,389      1,398
Other noninterest expense                              7,710      7,078
Total noninterest expense                             22,802     20,371
Income before income taxes                             8,308      8,380
Income tax expense                                     2,229      1,926
NET INCOME                                         $   6,079  $   6,454

PER SHARE INFORMATION:
Weighted-average shares outstanding               16,555,816 16,190,429
Net income per share                               $     .37  $     .40
Dividends per share                                $    .205  $    .190

      See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

                                                                          Net
                                                                        Unrealized
                                                                       Holding Gains
                                                                        (Losses) On
                                                 Additional             Securities
                                  Common Stock    Paid-In   Retained    Available-
                                 Shares   Amount   Capital  Earnings     For-Sale    Total

Balance at January 1, 1994    16,034,183 $16,034  $58,762  $139,996     $  3,267  $ 218,059
Net income                           ---     ---      ---     6,454          ---      6,454
Cash dividends declared -
  $.190 per share                    ---     ---      ---    (3,019)         ---     (3,019)
Proceeds from the excercised
  of stock options by
  pooled subsidiary               18,883      19      184       ---          ---        203
Issuance of common shares
  for bank acquisition           266,414     266    5,112       ---          ---      5,378
Stock options exercised           48,827      49      654       ---          ---        703
Issuance of common stock
  for dividend reinvestment       21,579      22      423       ---          ---        445
Unrealized losses on securities
  available-for-sale, net of tax
  effect of $(3,066)                 ---     ---      ---       ---       (4,857)    (4,857)
Balance at March 31, 1994     16,389,886 $16,390  $65,135  $143,431     $ (1,590) $ 223,366


Balance at January 1, 1995    16,540,495 $16,540  $67,606  $155,541     $(12,730) $ 226,957
Net income                           ---     ---      ---     6,079          ---      6,079
Cash dividends declared -
  $.205 per share                    ---     ---      ---    (3,395)         ---     (3,395)
Stock options exercised           29,200      30      354       ---          ---        384
Unrealized gains on securities
  available-for-sale, net of tax
  effect of $6,386                   ---     ---      ---       ---       10,115     10,115
Balance at March 31, 1995     16,569,695 $16,570  $67,960  $158,225     $ (2,615) $ 240,140

         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)

                                                       Three Months Ended March 31
                                                            1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $     6,079 $     6,454
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                    479         366
    Provision for other real estate losses                       314          29
    Depreciation                                               1,356       1,365
    Amortization, net                                         (2,094)     (2,361)
    Deferred income tax benefit                                 (396)     (3,091)
    Gains on sales of investment securities                       (7)       (163)
    Gains on sales of mortgage loan servicing rights             ---      (1,230)
    Gains on sales of other assets                               (15)         (3)
    Gains on sales of assets acquired in
      foreclosure and equipment                                 (354)       (197)
    Excess servicing fees receivable resulting from
      mortgage loan sales                                        (97)       (227)
    (Increase) decrease in mortgage loans held-for-sale       (2,460)     25,777
    Other, net                                                (1,673)      9,957
      Net cash provided by operating activities                1,132      36,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/calls of investment securities
  held-to-maturity                                             1,507       1,162
Proceeds from principal collections on and maturities of
  investment securities held-to-maturity                       2,360       2,855
Purchases of investment securities held-to-maturity           (3,014)    (12,061)
Proceeds from sales of investment securities
available-for-sale                                            10,425       3,952
Proceeds from principal collections on and maturities of
  investment securities available-for-sale                    92,389      32,972
Purchases of investment securities available-for-sale       (107,451)    (89,707)
Net decrease in interest-bearing deposits in other
  financial institutions                                       1,496      14,838
Net increase in loans                                        (17,105)    (20,098)
Proceeds from sale of mortgage loan servicing rights             ---       1,729
Purchases of mortgage loan servicing rights                      ---      (5,408)
Purchases of premises and equipment                           (1,663)       (649)
Proceeds from sales of premises and equipment                    272         106
Proceeds from sales of assets acquired in foreclosure          1,509       1,309
Net cash and cash equivalents acquired in the
  purchase of bank subsidiary                                    ---      24,563
      Net cash used in investing activities                  (19,275)    (44,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits                                      (8,445)    (11,031)
Net increase (decrease) in short-term borrowings               6,651     (13,336)
Proceeds from the issuance of long-term debt                  10,000      13,000
Payments on long-term debt                                      (165)       (165)
Proceeds from issuance of common stock for
  stock options exercised                                        384         906
Cash dividends paid on common stock                           (3,089)     (3,013)
      Net cash provided by (used in) financing activities      5,336     (13,639)
      Net decrease in cash and cash equivalents              (12,807)    (21,400)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             113,168     122,764
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 100,361   $ 101,364
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                            $  20,636   $  13,411
  Income taxes paid                                        $     177   $   1,565

       See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. Certain reclassifications have been made to amounts previously presented to conform with current period presentations. Such reclassifications had no effect on net income.
  For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1994.


2.BUSINESS COMBINATION

  On November 22, 1994, the Company and FF Bancorp, Inc. ("FF Bancorp"), New Smyrna Beach, Florida, entered into an Agreement and Plan of Merger ("Agreement") as amended January 23, 1995, whereby the Company will acquire all of the outstanding stock of the approximately $600 million asset FF Bancorp. FF Bancorp is the holding company of First Federal Savings Bank of New Smyrna Beach, Florida, a $318 million asset thrift institution, First Federal Savings Bank of Citrus County, Florida, a $214 million asset thrift headquartered in Inverness, Florida, and Key Bank of Florida, a $66 million asset commercial bank located in Tampa, Florida. Under the Agreement, each share of FF Bancorp stock will be exchanged for .825 shares of the Company stock in a tax-free exchange to be accounted for as a pooling-of-interests. The acquisition is subject to the approval of FF Bancorp shareholders and various regulatory authorities. The Company anticipates completing the transaction in the second quarter of 1995.


3.   LOANS

  In May 1993, the Financial Accounting Standards Board ("FASB") issued FAS 114, "Accounting for Creditors for Impairment of a Loan."
  Statement No. 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in 1995. In October 1994, the FASB issued Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends the requirements of Statement No. 114 regarding interest income recognition and related disclosure requirements.

  On January 1, 1995, the Company adopted Statement No. 114 and Statement No. 118. At March 31, 1995, pursuant to the definition within
  Statement No. 114, the Company had approximately $16,145,000 of impaired loans, all of which are classified as nonaccrual. A valuation reserve in the amount of $435,000 has been established for approximately $6,067,000 of these impaired loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will cover results of operations, asset quality, financial position and capital resources. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements presented elsewhere in this report, and the Company's annual report on Form 10-K for the year ended December 31, 1994.

Table 1:  SELECTED FINANCIAL DATA
(in thousands, except per share data)

                                                             1995          1994      Change    % Change
  Quarter Ended March 31:
    Net income                                              $  6,079      $  6,454   $   (375)  (5.8)
    Net interest income                                       25,336        22,221      3,115   14.0
    Net interest income (FTE)                                 26,940        23,743      3,197   13.5
    Noninterest income                                         6,253         6,896       (643)  (9.3)
    Noninterest expenses                                      22,802        20,371      2,431   11.9
    Provision for loan losses                                    479           366        113   30.9
    Net income per share                                         .37           .40       (.03)  (7.5)
    Dividends declared per share                                .205          .190       .015    7.9
    Book value per share                                       14.49         13.63        .86    6.3
    Tangible book value per share                              12.97         12.10        .87    7.2
    Weighted average shares outstanding                   16,555,816    16,190,429
    Shares outstanding at quarter-end                     16,569,695    16,389,886
  Financial Ratios:
    Return on average assets                                    1.05 %        1.21 %
    Return on average shareholders' equity                     10.77         12.04
    Net interest margin                                         5.05          4.81
    Primary capital to adjusted assets:
      Including intangibles                                    10.75         10.82
      Excluding intangibles                                    10.42         10.43
    Allowance for loan losses to loans, net of unearned income:
      Including mortgage loans held for sale                    1.40          1.84
      Excluding mortgage loans held for sale                    1.41          1.90
  Selected Balances as of March 31:
    Total assets                                           2,400,566     2,275,098    125,468    5.5%
    Earning assets                                         2,213,303     2,083,609    129,694    6.2
    Loans, net of unearned income:
      Including mortgage loans held for sale               1,441,743     1,391,084     50,659    3.6
      Excluding mortgage loans held for sale               1,425,764     1,351,500     74,264    5.5
    Allowance for loan losses                                 20,139        25,641     (5,502) (21.5)
    Securities                                               729,187       613,700    115,487   18.8
    Deposits                                               1,934,819     1,885,442     49,377    2.6
    Short-term borrowings                                    111,780        63,850     47,929   75.1
    Long-term borrowings                                      90,073        71,023     19,050   26.8
    Shareholders' equity                                     240,140       223,366     16,774    7.5


PERFORMANCE OVERVIEW

In the first quarter of 1995, the Company reported net income of
$6,079,000, a decrease of $375,000, or 5.8%, from the $6,454,000 reported in the first quarter of 1994.  Earnings per share in the first quarter of
1995 were $.37, compared with $.40 reported for the first quarter of
1994, a decrease of 7.5%.  Weighted average shares outstanding for the first quarter of 1995 increased to 16,555,816, compared with 16,190,429
reported in the first quarter of 1994.   A majority of the increase in
average shares outstanding is the result of shares issued in the acquisition of Metro Bancorp, Inc. ("Metro") on February 28, 1994.

Net income in the first quarter produced a return on average assets of 1.05%, compared to the 1.21% reported for first quarter 1994. Return on average equity was 10.77% for the three months ended March 31, 1995, compared to 12.04% for the same period in 1994.

On April 11, 1995, Richard A. McNeece, chairman and chief executive officer of the Company announced that he would leave the Company on June
30, 1995. Earnings for first quarter 1995 reflect the full recognition of the compensation package and claims release agreement to be provided to Mr. McNeece relative to his resignation. In addition, increases in income and expenses, including personnel related expenses in the first quarter of 1995 as compared to 1994, is due to the 1994 acquisition of Metro acquired on February 28, 1994, which was accounted for under the purchase method of accounting, thereby excluding the first two months of Metro's operations in 1994.

The remainder of this discussion provides a more detailed explanation of factors affecting the change in results of operations and the change in financial position of the Company for the reported periods.


NET INTEREST INCOME

Net interest income is the most significant component of earnings.  For analytical purposes, interest earned on tax exempt assets, such as industrial development revenue bonds and state and municipal obligations, is adjusted to a fully-taxable equivalent (FTE) basis.  This adjustment is based upon the federal corporate income tax rate, and any interest expense which is disallowed as a deduction in connection with carrying
tax exempt assets.   Table 2 shows the sources of interest income and
expense between years and the variances resulting from fluctuations in interest rate (rate) and changes in the amount (volume) of earning assets and interest-bearing liabilities.

Net interest income on an FTE basis increased to $26,940,000 in the first three months of 1995, compared with $23,743,000 in the first three months of 1994, with both rate and volume increases impacting net interest income equally. A majority of the increase impacting interest on loans was the result of increases in interest rates from an average of 8.64% during the first quarter of 1994, compared to 9.57% during the first quarter of 1995. The most significant increase in interest expense resulted from an average increase in time deposits rates of 87 basis points, from 4.37% during the first quarter of 1994 to 5.24% in the first quarter of 1995.

Average loans, which increased $95,344,000, and average investment securities, which increased $120,164,000, comprised the majority of the increase in average earning assets from the same period ended 1994, with a majority of this increase resulting from the acquisition of Metro during the first quarter of 1994.

The Company's net interest margin for the three months ended March 31, 1995, was 5.05% , up from 4.81% reported for the same period in 1994.

Increases in the prime rate during 1994 and early 1995, in response to Federal Reserve's increase in interest rates, has contributed to overall rate spread increases. However, management believes the industry will begin to see increased margin pressure during the next few quarters, as rates on deposit accounts and other funding sources catch up to previous increases and loan rates stabilize or even decrease slightly. However, management believes current margin levels will be sustainable during the next few quarters, due to continued improvements in asset quality and current loan pricing stratagies.


Table 2: CHANGES IN NET INTEREST INCOME - TAXABLE EQUIVALENT BASIS
(dollars in thousands)

                                                                                                           ------ 1995-1994 -------
                                     Average Balance                  Average Rates          Interest       Income
                                    Three months ended    Increase/  Three months ended  Three months ended Expense  Volume   Rate
                                    3/31/95     3/31/94   Decrease)  3/31/95   3/31/94   3/31/95  3/31/94 Variance Variance Variance
Loans, net                        $1,417,002  $1,321,658    $95,344    9.57%     8.64%   $33,439  $28,173  $5,266   $2,120   $3,146
Interest-bearing deposits in
 other financial institutions         15,149      63,294    (48,145)   6.08%     4.02%       227      628    (401)    (624)     223
financial institutions
Investment securities:
 Tax-exempt                          158,699     147,803     10,896   10.93%    11.11%     4,277    4,048       229    295      (66)
 Taxable                             542,098     432,830    109,268    6.63%     5.46%     8,865    5,827     3,038  1,642    1,396
Federal funds sold                    29,474      35,363     (5,889)   5.89%     3.43%       428      299       129    (57)     186
Total earning assets               2,162,422   2,000,948    161,474    8.86%     7.90%    47,236   38,975     8,261  3,376    4,885
Reserve for loan loss                (20,720)    (22,980)     2,260
Cash and due from banks               68,288      65,362      2,926
from banks
Premises and equipment, net           57,242      51,903      5,339
Other assets                          81,980      69,700     12,280
    Total assets                  $2,349,212  $2,164,933   $184,279

Savings, IMMA deposits            $  615,033  $  586,295   $ 28,738    3.04%     2.57%     4,614    3,719       895    189      706
Time deposits                      1,008,980     931,130     77,850    5.24%     4.37%    13,036   10,024     3,012    888    2,124
Federal funds purchased and
 securities sold under
 agreements to repurchase             97,245      72,698     24,547    5.92%     3.51%     1,419      630       789    261      528
Other borrowed funds                  93,397      74,018     19,379    5.33%     4.71%     1,227      859       368    245      123
Total interest-
 bearing liabilities               1,814,655   1,664,141    150,514    4.54%     3.71%    20,296   15,232     5,064  1,583    3,481
Demand deposits                      285,246     261,065     24,181
Other liabilities                     20,470      22,348     (1,878)
Shareholders' equity                 228,841     217,379     11,462
    Total liabilities and
    shareholders' equity          $2,349,212  $2,164,933   $184,279

Rate spread                                                            4.32%     4.19%
Net interest margin/revenue                                            5.05%     4.81%   $26,940  $23,743    $3,197 $1,793   $1,404

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


NONINTEREST INCOME

Noninterest income decreased to $6,253,000 for the first quarter of 1995, from $6,896,000 for the first quarter of 1994 . Revenues from service charges on deposit accounts helped offset the lower income from mortgage related activity, with an increase of $435,000 between the first quarter of 1995. Mortgage loan and other related fees decreased $204,000, from $1,405,000 recognized in the first quarter of 1994, to $1,201,000 earned for the first quarter of 1995. The decrease in mortgage loan and other related fees is primarily due to the decrease in the average servicing portfolio levels and lower refinancing activity. Additional income was recognized in the first quarter of 1994, due to the sale of refinancing mortgages, which existed on the Company's books at December 31, 1993. No sales occured during the first quarter of 1995, resulting in a significant decrease in other noninterest income.

The Company believes that while refinancing activity has declined, mortgage loan originations may begin to increase, as mortgage loan rates begin to stabilize or even decrease slightly. Refinancing by customers during previous periods decreased the Company's loan servicing portfolio, as loans held in the portfolio were being paid off. The Company anticipates that additional servicing income may be obtained in later periods through retail efforts by affiliate banks and through possible acquisitions of servicing portfolios purchased from other financial institutions and mortgage companies. The Company continues to analyze opportunities available through the expansion of trust, credit card, and annuity products, as a source for generating additional noninterest income. Table 3 shows the key noninterest income categories and changes for the three months ended March 31, 1995 and 1994:

Table 3:  ANALYSIS OF NONINTEREST INCOME
(dollars in thousands)

                                     Three Months Ended  Increase/(Decrease)
                                       3/31/95  3/31/94        $      %
Service charges on deposit accounts     $ 2,709  $2,274       435   19.13
Mortgage loan and other related fees      1,201   1,405      (204) (14.52)
Fees for trust services                     546     542         4     .74
Credit card                                 402     374        28    7.49
Insurance premiums and commissions          305     306        (1)   (.33)
Net gains on sales of investment securities   7     163      (156) (95.73)
Other noninterest income                  1,083   1,832      (749) (40.85)
  Total noninterest income              $ 6,253  $6,896      (643)  (9.32)

Noninterest income as a percentage of
  average assets (annualized)             1.08%   1.29%

NONINTEREST EXPENSE

Noninterest expense was $22,802,000 in the first quarter of 1995, compared to $20,371,000 in the first quarter of 1994, an increase of $2,431,000, or 11.93%. Personnel related expenses, which makes up the largest category of noninterest expense, increased $1,732,000 between the first quarter of 1995 and the first quarter of 1994. As described elsewhere, part of the increase is the result of the first quarter 1994 acquisition of Metro, which is included for all three months of 1995, but for only one month in 1994 and the compensation package and claims release agreement provided to the chairman and chief executive officer relative to the announcement of his resignation. The Company's efficiency ratio (noninterest expense as a percentage of total FTE net interest income and non interest income, excluding securities gains or losses) increased to 68.71% for the first quarter of 1995, compared to the 66.84% for the first quarter of 1994. Table 4 shows the key noninterest expense categories and changes for the three months ended March 31, 1995 and 1994:

Table 4:  ANALYSIS OF NONINTEREST EXPENSE
(dollars in thousands)

                                  Three Months Ended  Increase/(Decrease)
                                   3/31/95   3/31/94      $       %
Salaries and employee benefits     $12,478  $ 10,746   1,732     16.12
Furniture and equipment              1,389     1,398      (9)    (0.57)
Postage, telephone and stationary    1,330     1,241      89      7.17
Net occupancy                        1,225     1,149      76      6.53
FDIC insurance premiums              1,096       991     105     10.60
Data processing                        736       590     146     24.75
Other noninterest expense            4,548     4,256     292      6.86
  Total noninterest expense        $22,802  $ 20,371   2,431     11.93

Noninterest expense as a percentage of
  average assets                      3.94%     3.82%
Overhead ratio                       68.71%    66.84%

INCOME TAXES

Income tax expense was $2,229,000 for the first quarter of 1995, an increase of 15.73% over the same period of 1994. The effective tax rate for the first three months of 1995 increased slightly to 26.83%, from the 22.98% reported in 1994, due primarily to deferred tax benefits recorded in the first quarter of 1994, which were not available in the first quarter of 1995.


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

In accordance with regulatory standards, loans are placed in nonaccrual status when they reach a prescribed delinquency stage, generally when payments are 90 days past due or when other events occur which make the collection of all principal and interest on the loan questionable. Table 5 shows balances of nonperforming assets and other key asset quality performance ratios.

Table 5:  RISK ELEMENTS
(dollars in thousands)

                               3/31/95 12/31/94  9/30/94   6/30/94   3/31/94
Nonperforming loans:
 Nonaccrual loans              $16,087  $18,936  $20,666   $18,154   $22,240
 Renegotiated loans                 59       45      368     1,811     1,938
   Total nonperforming loans    16,146   18,981   21,034    19,965    24,178
 Other real estate               9,966    9,813   10,312    11,490    11,837
   Total nonperforming assets  $26,112  $28,794  $31,346   $31,455   $36,015

 Loans past due 90 days or more   $127     $214     $291      $215      $147

 Nonperforming loans as a
  percentage of loans, net of
  unearned income (including
  mortgage loans held-for-sale)   1.12%    1.33%    1.51%     1.44%     1.74%

 Nonperforming assets as a
  percentage of loans,
  net of unearned income, plus
  other real estate owned
  (including mortgage loans
  held-for-sale)                  1.80     2.01     2.23      2.25      2.57

 Allowance for loan losses as
  a percentage of
  nonperforming loans           124.73   107.69   107.72    122.28    106.10

 Allowance for loan losses
  as a percentage of
  nonperforming assets
  and loans past
  due 90 days or more            76.75    70.47    71.62     77.09     70.94

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

ALLOWANCE AND PROVISION FOR LOAN LOSSES

During the first quarter of 1995, the Company experienced a slight reduction in loan loss reserves. This reduction was due to $781,000 in net charge offs, offset by a $479,000 provision expense. Previous provision recaptures and current levels of provision expense have been warranted by the improvement in asset quality since 1993. Activity in the allowance for loan losses, including the contribution from the acquisition of Metro during the first quarter of 1994, is shown in Table 6.

Table 6:  LOAN CHARGE-OFF ANALYSIS
(dollars in thousands)

For the
 Quarter Ended     3/31/95    12/31/94     9/30/94       6/30/94      3/31/94

Average total
 loans, net
 of unearned
 unearned       $1,417,002  $1,411,880   $1,387,043   $1,381,007   $1,321,658

Allowance for loan
 losses, beginning
 of the quarter    $20,441     $22,653      $24,409      $25,650      $21,530
Charge-offs          1,366       2,739        2,222        1,550          916
Recoveries on
 loans charged-off     585         753          625          652          621
Net charge-offs        781       1,986        1,597          898          295
Provision for
 loan losses           479        (226)        (159)        (343)         366
Allowance of
 subsidiary
 bank acquired         ---         ---          ---          ---        4,040
Allowance for loan
  losses, end of
  quarter          $20,139     $20,441      $22,653      $24,409      $25,641

Allowance for loan
 losses as a
 percentage of
 loans, net of
 unearned income:
  Including mortgage
   loans held-
   for-sale          1.40%        1.44%       1.62%         1.76%       1.84%
  Excluding mortgage
   loans held-
   for-sale          1.41         1.45        1.64          1.78        1.90

Net loans charged off
 as a percentage
 of average loans,
 net of unearned
 income (annualized):
  Including mortgage
   loans held-
   for-sale          .22          .56          .46          .26          .09
  Excluding mortgage
   loans held-
   for-sale          .22          .57          .46          .26          .09

Table 7 presents the Company's consolidated loan and asset quality concentrations as of March 31, 1995:

TABLE 7:  LOAN AND ASSET QUALITY CONCENTRATIONS
(dollars in thousands)

                                        Percent                              Other        Loans 90
                                           of                                 Real      Days or more
     Collateral Type        Outstanding  Loans  Nonaccrual Renegotiated     Estate        Past Due
Commercial mortgages:
  Retail business               $60,126   4.17%   $  1,379       $  ---   $   332           $  ---
  Broiler operations             35,270   2.45         691          ---       ---              ---
  Egg operations                 18,315   1.27         418          ---       185              ---
  Farmland                       22,069   1.53         267          ---       ---              ---
  Multi-family residential       26,541   1.84         608          ---     1,184              ---
  Office buildings               34,119   2.37         216          ---     1,411              ---
  Manufacturing/industrial       27,291   1.89          93          ---        72              ---
  Hotel/motel                    29,524   2.05         ---          ---       ---              ---
  Recreational properties        13,134    .91         936          ---        94              ---
  Shopping centers               18,808   1.30         254          ---       751              ---
  Other commercial               94,523   6.56       2,114          ---     1,523              ---
  Other                          29,177   2.02         167          ---       653              ---
                                408,897  28.36       7,143          ---     6,205              ---

Acquisition and land development:
  Residential                    37,824   2.62           5          ---       382              ---
  Commercial                      4,640    .32         ---          ---       203              ---
Construction                    111,407   7.73         123          ---        67              ---
                                153,871  10.67         128          ---       652              ---

Residential mortgages
  Real estate dwelling          232,625  16.13       4,493           43       875                7
  Mortgage loans held-for-sale   15,979   1.11         ---          ---       ---              ---
  Residential lots               45,894   3.18         395          ---       670              ---
  Mobile homes                   33,476   2.32         936           16        51                9
  Rental                         36,446   2.53         702          ---     1,513              ---
  Interval ownership              4,981    .35         ---          ---       ---              ---
  Mortgage loan investments      39,774   2.76         501          ---       ---              ---
  Home equity                    30,035   2.08          44          ---       ---              ---
  Other                           5,749    .40         ---          ---       ---              ---
                                444,959  30.86       7,071           59     3,109               16

Commercial products:
  Assignment A/R and contrats    19,743   1.37         ---          ---       ---              ---
  Inventory                       8,147    .57         217          ---       ---              ---
  Assignment of notes             6,065    .42          99          ---       ---              ---
  Automobiles - heavy trucks      4,510    .31          71          ---       ---              ---
  Floor plans                     1,701    .12         ---          ---       ---              ---
  Other                          23,587   1.64         233          ---       ---              ---
                                 63,753   4.43         620          ---       ---              ---
Consumer goods:
  Automobiles                   227,928  15.81         847          ---       ---               63
  Unsecured                      36,439   2.53         182          ---       ---               12
  Savings and certificates       33,968   2.36           6          ---       ---              ---
  Credit cards                   20,094   1.39         ---          ---       ---               36
  Mobile homes
   without real estate            6,920    .48          62          ---       ---              ---
  Unsecured consumer lines
   of credit                      4,380    .30           7          ---       ---              ---
  Co-maker/guarantor              5,671    .39          15          ---       ---              ---
  Other                          34,863   2.42           6          ---       ---              ---
                                370,263  25.68       1,125          ---       ---              111
Total concentrations         $1,441,743 100.00%    $16,087          $59    $9,966             $127

Table 8 provides a summary of average balances for the quarters ended March 31, 1995, December 31, 1994, and March 31, 1994, along with interest earned and paid during each quarter and average rates by category:

Table 8: QUARTERLY AVERAGES, MIX, INTEREST AND RATES
(dollars in thousands)

                                                            For the three months ended
                                            3/31/95                    12/31/94                    3/31/94
                                   Average                    Average                    Average
                                   Balance  Interest  Rate    Balance  Interest  Rate    Balance  Interest  Rate
ASSETS
Interest-earning assets:
Net loans                        $1,417,002 $33,439   9.57%  $1,411,880 $32,440  9.12%  $1,321,658 $28,173  8.64%
Interest-bearing deposits
 in other financial institutions     15,149     227   6.08       21,214     289  5.40       63,294     628  4.02
Investment securities, taxable      542,098   8,865   6.63      530,328   8,014  6.00      432,830   5,827  5.46
Investment securities, non-taxable  158,699   4,277  10.93      150,036   4,130 10.92      147,803   4,048 11.11
Federal funds sold                   29,474     428   5.89       43,201     285  2.62       35,363     299  3.43
  Total earning assets            2,162,422  47,236   8.86    2,156,659  45,158  8.31    2,000,948  38,975  7.90
Other assets                         81,980                      84,408                     69,700
Cash and due from banks              68,288                      73,670                     65,362
Premises and equipment, net          57,242                      56,587                     51,903
Less allowance for loan losses      (20,720)                    (22,613)                   (22,980)
  Total assets                   $2,349,212                  $2,348,711                 $2,164,933

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Savings and IMMA accounts        $  615,033   4,614  3.04    $  627,285   4,507  2.85   $  586,295   3,719  2.57
Time deposits                     1,008,980  13,036  5.24       963,397  11,827  4.87      931,130  10,024  4.37
Federal funds purchased
 and securities sold under
 agreements to repurchase            97,245   1,419  5.92        81,901     830  4.02       72,698     630  3.51
Other borrowed funds                 93,397   1,227  5.33        87,337   1,114  5.06       74,018     859  4.71
Total interest-
 bearing liabilities              1,814,655  20,296  4.54     1,759,920  18,278   4.12    1,664,141 15,232  3.71
Noninterest-bearing
  demand deposits                   285,246                     337,567                    261,065
Other liabilities                    20,470                      22,876                     22,348
  Total liabilities               2,120,371                   2,120,363                  1,947,554
  Total shareholders' equity        228,841                     228,348                    217,379
  Total liabilities and
    shareholders' equity         $2,349,212                  $2,348,711                 $2,164,933
Net interest income                         $26,940                     $26,880                    $23,743
Interest spread                                      4.32%                       4.19%                     4.19%
Net interest margin                                  5.05%                       4.94%                     4.81%

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

Table 9:  ANALYSIS OF PERIOD END BALANCE SHEET CHANGES
(dollars in thousands)

                                                                     Change 3/31/95   Change 3/31/95
                                                                     from 12/31/94     from 3/31/94
                                     3/31/95   12/31/94    3/31/94      $       %      $        %
Earning Assets:
Core earning assets:
  Commercial loans                $  688,907 $  682,541 $  672,060     6,366     .9  16,847    2.5
  Retail loans                       692,076    664,321    650,464    27,755    4.2  41,612    6.4
  Other core loans                    44,781     63,865     28,976   (19,084) (29.9) 15,805   54.5
    Total core earning assets      1,425,764  1,410,727  1,351,500    15,037    1.1  74,264    5.5
Incremental earning assets:
  First mortgage loans held-for-sale  15,979     13,519     39,584     2,460   18.2 (23,605) (59.6)
  Investment securities              729,187    706,999    613,700    22,187    3.1 115,487   18.8
  Interest-bearing deposits with
    financial institutions            14,763     16,259     53,915    (1,496)  (9.2)(39,152) (72.6)
  Federal funds sold
    and repurchase agreements         27,610     28,908     24,910    (1,298)  (4.5)  2,700   10.8
   Total incremental earning assets  787,539    765,685    732,109    21,853    2.9  55,430    7.6
   Total earning assets           $2,213,303 $2,176,412 $2,083,609    36,890    1.7 129,694    6.2

Deposits and Funds:
Core funds:
  Demand deposits                 $  295,178 $  331,521 $  299,349   (36,343) (11.0) (4,171)  (1.4)
  Interest-bearing checking          180,947    199,645    195,155   (18,698)  (9.4)(14,208)  (7.3)
  Century Service and IMMA           298,914    315,859    318,800   (16,945)  (5.4)(19,886)  (6.2)
  Statement savings                  111,269    115,148    125,984    (3,879)  (3.4)(14,715) (11.7)
  Certificates less than
    $100,000 and IRAs                670,626    628,162    590,453    42,464    6.8  80,173   13.6
    Total core funds               1,556,934  1,590,335  1,529,741   (33,401)  (2.1) 27,193    1.8
Incremental funds:
  Certificates over $100             197,608    189,431    181,409     8,177    4.3  16,199    8.9
  Other large deposits               180,277    163,498    174,292    16,779   10.3   5,985    3.4
  Federal funds purchased             35,686     44,485     23,112    (8,799) (19.8) 12,574   54.4
  Repurchase agreements               71,483     54,217     28,871    17,266   31.8  42,612  147.6
  Other short-term borrowings          4,611      6,427     11,867    (1,816) (28.3) (7,256) (61.1
  Long-term debt                      90,073     80,238     71,023     9,835   12.3  19,050   26.8
    Total incremental funds          579,738    538,296    490,574    41,442    7.7  89,164   18.2
    Total funds                   $2,136,672 $2,128,631 $2,020,315     8,041     .4 116,357    5.8

Total earning assets at March 31, 1995, were $2,213,303,000, up 1.7% from the $2,176,412,000 at December 31, 1994, and up 6.2% from the
$2,083,609,000 at March 31, 1994. Total core earning assets increased 1.1% to $1,425,764,000 over the $1,410,727,000 reported at December 31,
1994, while incremental earning assets increased 2.9% to $787,539,000, from

$765,685,000 reported for the quarter ended December 31, 1994, and
increased 7.6% over incremental earning assets at March 31, 1994.   The
decrease in mortgage loans held-for-sale between March 31, 1995 and March 31, 1994 can be attributed to lower loan production and decreasing refinancing activity, which are the result of recent increases in mortgage loan rates and slower housing starts.

Similar to earning assets, management classifies funding sources into core and incremental categories. Core funding sources are primarily deposits held, including demand deposits, but excluding certificates of deposit greater than $100,000. Incremental funds are defined as all other funding sources, including federal funds purchased and other borrowings.

Total funds at March 31, 1995, were $2,136,672,000, up .4% from the $2,128,631,000 at December 31, 1994, and up 5.8% from the $2,020,315,000 at March 31, 1994. Total core funds decreased to $1,556,934,000 at March 31, 1995 from the $1,590,335,000 reported at December 31, 1994, but increased 1.8% from the $1,529,741,000 reported at March 31, 1994, as customers shifted out of lower earning deposit accounts into higher
yielding deposit accounts.   Total incremental funds increased 7.7%, or
$41,442,000, to $579,738,000 at March 31, 1995, from the $538,296,000 reported at December 31, 1994. Incremental funds increased $89,164,000, or 18.2% between March 31, 1994 and March 31, 1995, with the largest increase the result of increases in short-term borrowings such as federal funds purchased and securities sold under agreements to repurchase.

While there may be continued changes within categories, management expects no material changes in the overall mix of core or incremental assets or liabilities during the second quarter of 1995.

SECURITIES

Federal funds sold, interest-bearing deposits with financial institutions, and short-term U.S. Treasury and federal agency securities are held primarily for liquidity purposes while mortgage-backed securities are held for income purposes. The mortgage-backed security distribution between adjustable and fixed rate securities is determined by interest rate sensitivity requirements. Management anticipates no material change in the portfolio distribution in the second quarter based on the current interest rate environment. The amortized cost and fair value of securities at March 31, 1995, are summarized in Table 10.

Table 10:  SECURITIES - AMORTIZED COST AND FAIR VALUE
(in thousands)

                                              Gross     Gross
                                 Amortized Unrealized Unrealized   Fair
                                     Cost     Gains     Losses     Value
Investment securities
  available-for-sale:
U.S. Treasury and
  U.S. Government Agencies        $209,738   $   431 $   1,318  $208,841
Mortgage-backed securities         356,272     3,565     7,038   352,799
State and municipal - taxable          884        85         0       969
Other investments                    9,036        22       117     8,941
  Total investment securities
    available-for-sale            $575,920    $4,103    $8,473  $571,550
Investment securities
 held-to-maturity:
  State an municipal - tax exempt $157,636    $7,738    $1,126  $164,248

Table 11 presents the current distribution of total investments by expected maturity and average yields (for all investment securities on a FTE basis assuming a 35% tax rate) at March 31, 1995. Expected maturities may differ from contractual maturities due to call and prepayment options.

Table 11: EXPECTED MATURITY OF INVESTMENTS (SECURITIES AND OTHER FUNDS) (dollars in thousands)

                                                      After 1 But      After 5 But
                                   Within 1 Year    Within 5 Years  Within 10 Years  After 10 Years
                                     Amount  Yield    Amount  Yield   Amount Yield   Amount  Yield
Investment securities
    available-for-sale:
  U. S. Treasury                    $14,568   5.48% $  5,565   6.31% $ 1,052  8.24%
  U. S. Government agencies          94,249   6.07    75,179   6.77   18,228  6.73
  Mortgage-backed securities:
    Fixed rate                          ---    ---     8,588   7.48   21,440  7.05  $ 85,160  7.20%
    Adjustable rate                     ---    ---       110   5.39      155  5.42   237,345  6.30
  Corporate bonds                       ---    ---       522   8.84      ---   ---       ---   ---
  State and municipal                   102   8.49       481   8.08      387  7.80       ---   ---
  Equity investments                    ---    ---       ---    ---      ---   ---     8,420  7.02
    Total investment securities
      available-for-sale            108,919   5.99    90,445   6.78   41,262  6.87   330,925  6.55
State and municipal
 held-to-maturity                    14,007  11.45    46,160  12.26   11,575  9.40    85,894  8.64
Federal funds sold                   27,610   6.25       ---    ---      ---   ---       ---   ---
Interest-bearing deposits with
  other financial institutions       14,763   6.36       ---    ---      ---   ---       ---   ---
    Total investments securities   $165,299   6.53% $136,605  8.64%  $52,837  7.42% $416,819  6.98 %

INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity is defined as the exposure to variability in net interest income resulting from changes in market-based interest rates. It is the Company's philosophy to protect net interest income against unexpected changes in interest rates though a controlled assumption of interest rate risk for profit. This potential variability is closely monitored by the Company's traditional and beta adjusted gap positions. Since all interest rates and yields do not adjust in the same degree, the traditional and beta adjusted gap analysis is only a general indicator of rate sensitivity and net interest income volatility. Consequently, the Company relies heavily on simulation analysis and modeling of the Company's balance sheet in varying interest rate environments to gauge net income volatility and develop appropriate balance sheet strategies to assure attainment of the Company's objective:
The Company's interest rate sensitivity at March 31, 1995, is as follows:

TABLE 12:  INTEREST RATE SENSITIVITY
(dollars in thousands)
                                               At March 31, 1995
                                       0-3       4-12        1-5     Over 5
                                    Months     Months      Years      Years

Investment securities-taxable    $ 137,940  $ 220,229  $ 150,453  $  77,270
Investment securities-nontaxable       915     13,134     56,895     86,667
Loans, net of unearned income      587,516    232,114    558,810     44,058
Other                               27,670        ---        ---        ---
Interest sensitive assets        $ 754,041  $ 465,477  $ 766,158  $ 207,995

IMMA and savings deposits        $ 410,284  $     ---  $     ---  $     ---
Other deposits                     390,817    508,524    326,757      1,378
Other borrowings                   109,360     34,569     40,000     10,000
Interest sensitive liabilities   $ 910,461  $ 543,093  $ 366,757  $  11,378

Interest sensitive gap           $(156,420) $ (77,616) $ 399,401  $ 196,617
Cumulative interest
  sensitive gap                  $(156,420) $(234,036) $ 165,365  $ 361,982
Cumulative interest sensitivity
  gap as a percentage of
  interest sensitive assets          (7.13)%   (10.67)%     7.54%     16.50%


Management is of the opinion that the current rate sensitivity profile meets the Company's objectives. No material changes in the interest rate sensitivity profile are anticipated during 1995.

LIQUIDITY

The Company measures and manages the consolidated liquidity position based on core funding and incremental funding objectives. It is the Company's target policy for core funding to equal at least 100% of core earning assets, with the minimum acceptable level being 90%. For the quarter ended March 31, 1995, the average core funding to average core assets ratio equaled 109.83% down from the 113.04% reported for the quarter ended December 31, 1994, and from the 111.85% reported at March 31, 1994. These percentages are well above the Company's minimum tolerance. Management anticipates that the core funding ratio will remain above the 100% mark during the remainder of the year.

It is also the Company's target policy for incremental funds to total deposits and funds not to exceed 40%. For the quarter ended March 31, 1995, this ratio, based on quarterly averages, equaled 26.37%, up from the 24.76% reported for the quarter ended December 31, 1994, and the 25.88% reported for the quarter ended March 31, 1994. These ratios are all well below the Company's maximum tolerance. Through its lead affiliate bank, the Company maintains upstream overnight federal funds lines of credit of $70,000,000. These lines are occasionally used to fund peak balances in mortgage loans held-for-sale. In June 1992, the parent Company secured a revolving line of credit totaling $3,000,000. Management knows of no demands, commitments or events that will result in, or that are likely to result in, the Company's liquidity increasing or decreasing in any material way.

CAPITAL RESOURCES AND ADEQUACY

It is the Company's risk management policy to maintain a capital base sufficient to support anticipated asset growth, merger activity and management's estimation of long-term earnings risk. Capital standards assume that the Company's risk profiles in liquidity, rate sensitivity and asset quality are in line with internal risk management objectives. The Company's risk-based capital position is well in excess of minimum regulatory standards. Consequently, management anticipates no change in asset allocation strategies to complement risk-based capital requirements. Additionally, the Company's leverage capital position is well in excess of the new regulatory requirements. The Company's standards and capital levels at March 31, 1995, are provided in Table 13. Management anticipates that risk-based and leverage ratios will remain well above minimum regulatory standards. The Company has met all of its capital requirements through retained earnings while steadily increasing regulatory and internally defined capital ratio objectives.

Table 13:  ANALYSIS OF CAPITAL ADEQUACY
(dollars in thousands)
                                           Regulatory    Internal
                                 3/31/95   Guidelines    Standards
Risk-based capital ratios:
Tier 1 capital to
  risk-adjusted assets            14.67%       4.00%   9.00% (minimum)
Tier 2 capital to
  risk-adjusted assets             1.25        4.00    2.00  (maximun)
Total capital to
  risk-adjusted assets            15.92%       8.00    9.00  (minimum)

Leverage ratios:
  Capital to assets               10.11%               6.50% (minimum)
Primary capital to
  adjusted assets (a)             10.86        5.50%   8.00  (minimum)
Primary tangible capital
  to adjusted assets (b)          10.53                6.00  (minimum)

Risk-based capital:
  Tier 1 capital             $  233,760
  Tier 2 capital                 19,915
  Total capital              $  253,675

Risk-adjusted assets         $1,593,183

(a) Shareholders' equity (excluding investment securities valuation) plus allowance for loan losses divided by total assets, plus allowance for loan losses.
(b) Shareholders' equity (excluding investment securities valuation) plus allowance for loan losses, less goodwill divided by total assets, plus allowance for loan losses, less goodwill.

Table 14 summarizes the Company's internal capital generation and the factors that influence it.

Table 14:  INTERNAL CAPITAL GENERATION RATE
                                             For the Quarter Ended
                                        3/31/95    12/31/94    3/31/94
 Return on average assets                 1.05%      1.21%      1.21%
             divided by
 Average equity as a % of average assets  9.74       9.73      10.05
               equals
 Return on average equity                10.78      12.43      12.04
                times
 Earnings retained                       49.63      53.81      52.38
               equals
 Internal capital growth                  5.35       6.69       6.31

Between the quarters ended March 31, 1995 and 1994, the internal growth rate decreased due to the decrease in all categories which make up the internal growth rate calculation.

The cash dividend declared for the first quarter of 1995 was $.205 compared to $.20 declared for the quarter ended December 31, 1994 and $.19 for the first quarter of 1994. Management is of the opinion that, given the Company's dividend policy, asset growth can be funded internally while maintaining the integrity of the Company's capital positions.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Number         Description of Exhibits

     10.1 Change of Control Agreement, dated April 21, 1995, between First National Bancorp and J. Reid Moore

     10.2 Contract, dated April 10, 1995, between Richard A. McNeece and First National Bancorp (incorporated by reference to such document filed as exhibit 10 to Amendment No. 1 (filed April 18, 1995) to the Company's Registration Statement No. 33-57681 on Form S-4).

     11.1      Statement RE Computation of Per Share Earnings

     27.1      Financial Data Schedule


(b) Dated and filed on April 11, 1995, a Form 8-K was filed pursuant to the announcement by the Company of the resignation of Richard A. McNeece, chairman and chief executive officer of the Company, effective June 30, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST NATIONAL BANCORP


                                        Dated:  May 5, 1995




                                By:     /s/  Peter D. Miller
                                        Peter D. Miller
                                        President, Chief Administrative,
                                          and Chief Financial Officer




                                By:     /s/  J. Reid Moore
                                        J. Reid Moore
                                        Group Vice President and Controller