Form 10-Q
period 1995-06-30
FIRST NATIONAL BANCORP /GA/
filed 1995-08-10
CIK 351825

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  30549


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

               For the quarterly period ended June 30, 1995


                        Commission File No. 0-10657



                          FIRST NATIONAL BANCORP
          (Exact name of registrant as specified in its charter)



                        Georgia                   58-1415138
             (State of incorporation)(I.R.S. Employer Identification No.)


                    303 Jesse Jewell Parkway, Suite 700
                        Gainesville, Georgia  30501
                 (Address of principal executive offices)


                              (770) 503-2000
                      (Registrant's telephone number)





        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and
        (2) has been subject to such filing requirements for the past 90 days.

                           Yes  /X/     No /  /


        On August 7, 1995, 20,482,193 shares of Registrant's common stock, $1.00 par value, were outstanding.

                          FIRST NATIONAL BANCORP

                                 FORM 10-Q

                             TABLE OF CONTENTS


            Part I.  Financial Information                    Page

            Item 1.Financial Statements (unaudited)

                   Consolidated Balance Sheets                     3

                   Consolidated Statements of Income               4

                   Consolidated Statements of Cash Flows           5

                   Notes to Consolidated Financial Statements      6

            Item 2.Management's Discussion and Analysis of

                   Financial Condition and Results of Operations   8


            Part II.  Other Information

            Item 4.   Submission of Matters to a Vote
                        of Security Holders                       18

            Item 6.   Exhibits and Reports on Form 8-K            18

            Signatures                                            19

    CONSOLIDATED  BALANCE SHEETS
    (dollars in thousands, except per share data)
    (unaudited)


                                              June 30   December 31  June 30
                                                1995        1994       1994
    ASSETS
    Cash and due from banks                  $  81,153  $  84,260  $  72,710
    Federal funds sold                          23,395     28,908     22,270
    Cash and cash equivalents                  104,548    113,168     94,980
    Interest-bearing deposits in other          12,883     16,259     31,046
    financial institutions
    Investment securities available-for-sale   596,309    549,432    504,956
    Investment securities held-to-maturity
      (market value $166,328, $156,044 and
      $154,635, respectively)                  161,888    157,567    149,587
    Loans, net of unearned income            1,475,360  1,424,246  1,386,575
    Allowance for loan losses                  (20,036)   (20,441)   (24,397)
    Net loans                                1,455,324  1,403,805  1,362,178
    Premises and equipment, net                 56,433     57,004     56,128
    Other assets                                76,558     83,313     87,983

    Total assets                            $2,463,943 $2,380,548 $2,286,858

    LIABILITIES
    Deposits:
      Noninterest-bearing demand deposits   $  323,786 $  331,521 $  302,990
      Interest-bearing checking deposits       182,583    199,645    184,631
      Money market deposits                     72,516     87,818     93,697
      Certificates of deposit less than $100   558,811    480,248    438,119
      Certificates of deposit greater          209,543    189,431    179,515
        than $100
      Other interest-bearing deposits          650,893    654,601    662,797
    Total deposits                           1,998,132  1,943,264  1,861,749
    Federal funds purchased                     37,915     44,485     34,677
    Securities sold under agreements
      to repurchase                             60,298     54,217     35,113
    Other short-term borrowings                 12,257      6,427     11,738
    Long-term debt                              79,906     80,238     90,858
    Other liabilities                           27,430     24,960     29,671
    Total liabilities                        2,215,938  2,153,591  2,063,806

    SHAREHOLDERS' EQUITY
    Common stock, par value $1 per share, authorized
      30,000,000; issued and outstanding 16,573,275
      16,540,495 and 16,434,033 shares,        16,573     16,540     16,434
      respectively
    Additional paid-in capital                 68,011     67,606     65,856
    Retained earnings                         161,567    155,541    147,652
    Net unrealized holding gains (losses) on
      investment securities available-for-sale  1,854    (12,730)    (6,890)
    Total shareholders' equity                248,005    226,957    223,052

    Total liabilities and
      shareholders' equity                 $2,463,943 $2,380,548 $2,286,858

       See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF INCOME
 (in thousands, except per share data)
 (unaudited)

                                                Three Months              Six Months
                                                Ended June 30             Ended June 30
                                              1995         1994        1995        1994
 INTEREST INCOME
 Loans (including fees)                       $ 35,698    $ 30,155     $ 69,137  $ 58,328
 Interest-bearing deposits in other
   financial institutions                          246         422          473     1,050
 Investment securities:
   Tax-exempt                                    2,655       2,571        5,328     5,097
   Taxable                                       9,282       6,800       18,147    12,627
 Federal funds sold                                462         328          890       627
 Total interest income                          48,343      40,276       93,975    77,729
 INTEREST EXPENSE
 Deposits, including interest expense on
 certificates
   of deposit of $100 or more of $2,171,
 $1,663
   $4,153 and $3,317, respectively.             19,794      14,148       37,444    27,891
 Federal funds purchased and securities
   sold under agreements to repurchase           1,567         726        2,986     1,356
 Other short-term borrowings                        75          56          156       117
 Long-term debt                                  1,111       1,053        2,257     1,851
 Total interest expense                         22,547      15,983       42,843    31,215
 NET INTEREST INCOME                            25,796      24,293       51,132    46,514
 Provision for loan losses                         564       (343)        1,043        23
 Net interest income after provision for        25,232      24,636       50,089    46,491
 loan losses
 NONINTEREST INCOME
 Service charges on deposit accounts             2,855       2,758        5,564     5,032
 Mortgage loan and other related fees            1,454       2,382        2,655     3,787
 Fees for trust services                           630         613        1,176     1,155
 Credit card fees                                  411         409          813       783
 Insurance premiums and commissions                316         331          621       637
 Net gains on sale of investment                   214          24          221       187
 securities
 Other noninterest income                        1,225       1,196        2,308     3,028
 Total noninterest income                        7,105       7,713       13,358    14,609
 NONINTEREST EXPENSE
 Salaries and employee benefits                 11,444      11,051       23,922    21,797
 Furniture and equipment                         1,380       1,494        2,769     2,892
 Postage, telephone and stationary               1,333       1,264        2,663     2,505
 Net occupancy                                   1,229       1,222        2,454     2,371
 FDIC insurance premiums                         1,103         992        2,199     1,983
 Data processing                                   731         647        1,467     1,237
 Promotional                                       687         751        1,227     1,119
 Other noninterest expense                       5,088       4,872        9,096     8,760
 Total noninterest expense                      22,995      22,293       45,797    42,664
 Income before income taxes                      9,342      10,056       17,650    18,436
 Income tax expense                              2,562       2,767        4,791     4,693
 NET INCOME                                  $   6,780   $   7,289   $   12,859         $
                                                                                   13,743

 Weighted-average shares outstanding            16,571      16,416       16,564    16,304
 Net income per share                        $     .41   $     .44   $      .78         $
                                                                                      .84
 Dividends declared per share                    .2075       .1925        .4125     .3825


       See accompanying notes to consolidated financial statements.

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (dollars in thousands)
  (unaudited)

                                                                               Six Months
                                                                              Ended June 30
                                                                            1995         1994
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                $ 12,859    $ 13,743
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Provision for loan losses                                                1,043          23
      Provision for other real estate losses                                     495         116
      Depreciation                                                             2,697       2,878
      (Accretion) amortization, net                                          (3,412)         555
      Deferred income tax benefit                                              (918)     (4,694)
      Net gains on sales of investment securities                              (221)       (187)
      Gains on sales of mortgage loan servicing rights                           ---     (2,275)
      Gains on sales of assets acquired in foreclosure                         (529)       (282)
      Gains on sales of other assets                                            (33)        (10)
      Excess servicing fees receivable resulting from mortgage loan sales      (302)       (235)
      (Increase) decrease in mortgage loans held-for-sale                   (14,382)      50,521
      Other, net                                                             (2,802)       6,606
        Net cash (used in) provided by operating activities                  (5,505)      66,759
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales/calls of investment securities held-to-maturity          5,001       2,887
  Proceeds from principal collections on and maturities of
    investment securities held-to-maturity                                     3,275       3,517
  Purchases of investment securities held-to-maturity                       (10,809)    (14,778)
  Proceeds from sales of investment securities available-for-sale             28,259       5,977
  Proceeds from principal collections on and maturities of
    investment securities available-for-sale                                 157,425      88,865
  Purchases of investment securities available-for-sale                    (206,294)   (196,001)
  Net decrease in interest-bearing deposits in
    other financial institutions                                               3,376      37,707
  Net increase in loans                                                     (38,972)    (39,837)
  Proceeds from sales of mortgage loan servicing rights                          ---       3,168
  Purchases of mortgage loan servicing rights                                  (441)     (9,750)
  Purchases of premises and equipment                                        (2,355)     (1,534)
  Proceeds from sales of equipment                                               196         117
  Proceeds from sales of assets acquired in foreclosure                        4,392       2,305
  Net cash and cash equivalents acquired in the purchase of bank                 ---      24,563
  subsidiary
        Net cash used in investing activities                               (56,947)    (92,794)
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                         54,868    (34,724)
  Net increase in short-term borrowings                                        5,341       4,342
  Proceeds from the issuance of long-term debt                                10,000      33,000
  Payments on long-term debt                                                (10,332)       (330)
  Proceeds from issuance of common stock for stock options exercised             438       1,195
  Cash dividends paid on common stock                                        (6,483)     (5,438)
        Net cash provided by (used in) financing activities                   53,832     (1,955)
        Net decrease in cash and cash equivalents                            (8,620)    (27,990)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           113,168     122,970
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $104,548    $ 94,980
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                           $ 42,306    $ 30,737
    Income taxes paid                                                       $  5,124    $  6,779


        See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. Certain reclassifications have been made to amounts previously presented to conform with current period presentations. Such reclassifications had no effect on net income. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.BUSINESS COMBINATION

  On July 3, 1995, the Company completed its acquisition of FF Bancorp, Inc. ("FF Bancorp"), New Smyrna Beach, Florida. FF Bancorp was the holding company of First Federal Savings Bank of New Smyrna Beach, Florida, a $318 million asset thrift institution, First Federal Savings Bank of Citrus County, Florida, a $214 million asset thrift headquartered in Inverness, Florida, and Key Bank of Florida, a $66 million asset commercial bank located in Tampa, Florida. The Company exchanged 3,884,870 shares of its common stock for all of the 4,706,163 shares of FF Bancorp stock outstanding. No cash, except for 406.55 fractional shares, was paid in the transaction. As of June 30, 1995, total consolidated assets and equity of FF Bancorp and its subsidiaries were $631 million and $50 million respectively. The transaction was accounted for as a pooling-of-interests and, accordingly, a complete set of all prior period financials will be restated beginning with the Company's September 30, 1995 Form 10-Q, or earlier, if filing
  circumstances so warrant.   The following unaudited pro forma combined
  balance sheet information of the Company and FF Bancorp at June 30, 1995, gives effect to the acquisition of FF Bancorp:

                                                            First        FF    Pro Forma   Pro Forma
                                                           National   Bancorp Adjustments  Consolidated
  Cash and due from banks                                  $ 81,153  $ 10,505 $    (8) (A)  $ 91,650
  Federal funds sold                                         23,395    22,120      ---        45,515
  Interest-bearing deposits in other financial               12,883    93,742      ---       106,625
  institutions
  Investment securities available-for-sale                  596,309    48,638      ---       644,947
  Investment securities held-to-maturity                    161,888     2,974      ---       164,862
  Loans, net                                              1,455,324   438,225      ---      1,893,549
  Premises and equipment, net                                56,433    10,020      ---        66,453
  Other assets                                               76,558     4,944      ---        81,502
    Total assets                                         $2,463,943  $631,168  $   (8)    $3,095,103

  Deposits                                               $1,998,132  $578,720  $   ---    $2,576,852
  Federal funds purchased and securities sold under
  agreements
   to repurchase, and other short-term borrowings           110,470       ---      ---       110,470
  Long-term debt                                             79,906       ---      ---        79,906
  Other liabilities                                          27,430     2,598      ---        30,028
    Total liabilities                                     2,215,938   581,318      ---     2,797,256
  SHAREHOLDERS' EQUITY
  Common stock                                               16,573        47    3,838 (A)    20,458
  Additional paid-in capital                                 68,011    21,059   (3,846)(A)    85,224
  Retained earnings                                         161,567    27,723      ---       189,290
  Net unrealized holding gains on
    investment securities available-for-sale                  1,854     1,021      ---         2,875
    Total shareholders' equity                              248,005    49,850       (8)      297,847
    Total liabilities and shareholders' equity           $2,463,943  $631,168   $   (8)   $3,095,103


   (A) Reflects the acquisition and elimination of 4,706,163 shares of FF Bancorp common stock.

  The following unaudited pro forma condensed combined statements of income of the Company and FF Bancorp for each of the three month and six month periods ended June 30, 1995, give effect to the acquisition of FF
  Bancorp:


                                  Three      Three Months Ended    Six Month Ended
                               Months Ended       June 30             June 30
                               June 30, 1995    1995    1994       1995     1994

                               First    FF
                             National Bancorp           Pro Forma Combined
  Interest income            $ 48,343 $12,149  $60,492 $51,187   $117,545 $98,158
  Interest expense             22,547   6,405   28,952  20,987     54,799  40,716
    Net interest income        25,796   5,744   31,540  30,200     62,746  57,442
  Provision for loan losses       564     ---      564    (343)     1,043      23
  Noninterest income            7,105     476    7,581   8,299     14,232  15,491
  Noninterest expense          22,995   4,265   27,260  25,381     53,150  48,109
    Income before income taxes  9,342   1,955   11,297  13,461     22,785  24,801
  Income tax expense            2,562     696    3,258   3,775      6,739   6,794
  Net income                $   6,780 $ 1,259  $ 8,039 $ 9,686   $ 16,046 $18,007

  Net income per share based on
    weighted average shares                    $   .39 $   .48   $    .78 $   .89
  Weighted average number of
    outstanding shares                          20,456  20,301     20,449  20,189


  Columnar historical information for the Company and FF Bancorp individually for each period is not presented in the table above since there are no adjustments which are applicable to the statements of income and the information presented is simply a result of combined statement of income numbers of each organization.

3.   LOANS

  In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") 114, "Accounting for Creditors by Impairment of a Loan." FAS 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in 1995. In October 1994, the FASB issued FAS 118, "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures," which amends the requirements of FAS 114 regarding interest income recognition and related disclosure
  requirements.   On January 1, 1995, the Company adopted FAS 114 and FAS
  118. At June 30, 1995, pursuant to the definition within FAS 114, the Company had approximately $16,369,000 of impaired loans, all of which are classified as nonaccrual. A valuation reserve in the amount of $419,000 has been established for approximately $5,734,000 of these impaired loans.

  In May 1995, the FASB issued FAS 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans," as an amendment to FAS 65, "Accounting for Certain Mortgage Banking Activities." This statement is effective for fiscal years beginning after December 15, 1995, however earlier adoption is permitted. The Company adopted FAS 122 effective April 1, 1995. FAS 122 requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others regardless of whether their servicing rights are acquired through either the purchase
  or origination of mortgage loans.   The statement also requires that the
  mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights, including those rights purchased before adoption of FAS 122. Impairment should be recognized through a valuation allowance. As a result of the adoption of FAS 122, the Company recognized a gain of $252,000 during the three month period ended June 30, 1995. During the three month period ended June 30, 1995, the Company capitalized all mortgage servicing rights. At June 30, 1995, the fair value of the Company's capitalized mortgage servicing rights was $18,321,000 and the valuation allowance was $266,000. Fair value was estimated by determining the present value of the estimated future cash flows using discount rates commensurate with the risks involved. In determining the present value, the Company stratifies its mortgage servicing rights based on risk characteristics such as loan type, note rates, origination dates, and note term.

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

 Selected Financial Data
 (in thousands, except per share data)
                                        1995       1994     Change %Change
 Quarter Ended June 30:
   Net income                       $  6,780   $  7,289    $  (509)  (7.0)
   Net interest income                25,796     24,293      1,503    6.2
   Net interest income (FTE)          27,388     25,860      1,528    5.9
   Noninterest income                  7,105      7,713      (608)   (7.9)
   Noninterest expense                22,995     22,293        702    3.1
   Provision for loan losses             564      (343)        907  264.4
   Net income per share                  .41        .44       (.03)  (6.8)
   Dividends declared per share        .2075      .1925       .015    7.8
   Book value per share                14.96      13.57       1.39   10.3
   Tangible book value per share       13.48      11.85       1.63   13.8
   Weighted average shares            16,571     16,416
 outstanding
   Shares outstanding at quarter-end  16,573     16,434
 Financial Ratios:
   Return on average assets             1.13 %     1.28 %
   Return on average shareholders'     11.34      13.11
 equity
   Net interest margin                  4.93       4.95
   Primary capital to adjusted
 assets:
     Including intangibles             10.79      10.71
     Excluding intangibles             10.47      10.32
   Allowance for loan losses to loans,
     net of unearned income             1.36       1.76
 Selected Balances as of June 30:
   Total assets                   $2,463,943 $2,286,858  $177,085    7.7
   Earning assets                  2,269,835  2,094,434   175,401    8.4
   Loans, net of unearned income   1,475,360  1,386,575    88,785    6.4
   Allowance for loan losses          20,036     24,397    (4,361) (17.9)
   Securities                        758,197    654,543   103,654   15.8
   Deposits                        1,998,132  1,861,749   136,383    7.3
   Short-term borrowings             110,470     81,528    28,942   35.5
   Long-term borrowings               79,906     90,858   (10,952) (12.1)
   Shareholders' equity              248,005    223,052    24,953   11.2
 Six Month Period Ended June 30:
   Net income                         12,859     13,743      (884)  (6.4)
   Net income per share                  .78        .84      (.06)  (7.1)
   Dividends declared per share        .4125      .3825       .03    7.8
   Weighted average shares            16,564     16,304
 outstanding
   Return on average assets             1.09 %     1.25 %
   Return on average shareholders'     11.06      12.43
 equity
   Net interest margin                  4.99       4.90

PERFORMANCE OVERVIEW

In the second quarter of 1995, the Company reported net income of $6,780,000, a decrease of $509,000, or 7.0%, from the $7,289,000 reported in the second quarter of 1994. Earnings per share in the second quarter of 1995 were $.41, compared with $.44 reported for the second quarter of 1994, a decrease of 6.8%. On a year-to-date basis, the Company reported net income of $12,859,000, a decrease of $884,000, or 6.4%, from the $13,743,000 reported for the first six months of 1994. Earnings per share in 1995 were $.78, compared with $.84 reported for the same period in 1994, a decrease of 7.1%.

Net income in the second quarter produced a return on average assets of 1.13%, compared to the 1.28% reported for second quarter 1994. Return on average equity was 11.34% for the three months ended June 30, 1995, compared to 13.11% for the same period in 1994.

Weighted average shares outstanding for the second quarter of 1995 increased to 16,571,450, compared with 16,416,367 reported in the second
quarter of 1994.   For the first six months of 1995, weighted average
shares outstanding increased to 16,563,676, compared with 16,304,023 for the same period in 1994. A majority of the increase in average shares outstanding for the first six months of 1995 versus 1994 is the result of the 266,414 shares issued in the acquisition of Metro Bancorp, Inc. ("Metro") on February 28, 1994.

Second quarter and year to date earnings were negatively impacted by $851,000 of pre-tax, non recurring expenses associated with the Company's mortgage servicing portfolio business. The majority of the expenses are due to the recognition of impairment on the recorded value of mortgage loan servicing rights. The Company considers such expense non recurring, since in July 1995 it entered into a contract to sell the portion of its servicing portfolio which comprised purchased loans, retaining only local retail production. Additionally, in April 1995, Richard A. McNeece, chairman and chief executive officer of the Company announced that he would leave the Company on June 30, 1995. While recorded in the first quarter of 1995, earnings for the first six months of 1995 reflect the full recognition of expenses related to Mr. McNeece's resignation. Additional increases in income and expenses, including personnel related expenses in 1995, when compared to 1994, are due to the 1994 acquisition of Metro. Metro was acquired on February 28, 1994, and was accounted for under the purchase method of accounting, thereby excluding the first two months of Metro's operations in 1994 results when compared to 1995.

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

Net interest income on an FTE basis increased to $54,328,000 in the first six months of 1995, compared with $49,603,000 for the same period of 1994. The increase in interest income (FTE) between periods was primarily rate driven, as opposed to volume driven, as interest rates on loans increased from an average of 8.70% in the first six months of 1994 to 9.72% for the same period in 1995, an increase of 102 basis points. Offsetting this increase was an increase in total interest expense, driven by the average increase in time deposits rates from 4.33% during the first six months of 1994 to 5.51% in the first six months of 1995, an increase of 118 basis points. The Company's net interest margin for the six months ended June 30, 1995, was 4.99% , up nine basis points from the 4.90% reported for the same period in 1994. Margin pressure continues to impact rate spreads, as the first six months of 1994 provided a rate spread of 4.27%, but declined to 4.20% for the same period in 1995.

Comparing volume changes in average asset and liability balances for the first six months of 1995 to the first six months of 1994, average loans increased $82,656,000, or 6.1%, average investment securities increased $106,130,000, or 17.4% and federal funds sold increased $2,889,000, or 10.6%. The net result was a $154,193,000 increase in average earning assets between periods. Average interest-bearing deposits increased $95,820,000, or 6.2%, and federal funds purchased and securities sold under agreements to repurchase increased $32,136,000, or 46.6%, resulting in a $134,300,000, or 7.9% increase in average interest-bearing liabilities between the first six months of 1995 and 1994. A majority of the increases in average asset and liability balances are the result of the acquisition of Metro during the first quarter of 1994.

Management anticipates that loan volumes will continue to increase, while interest rates remain at low levels. Provided the region's economy remains strong and stable, customers will continue to maintain their savings in higher yielding deposit accounts. Current margin levels, while under significant pressure, may be sustainable during the next few quarters, due to continued improvements in asset quality, current loan pricing strategies and management's emphasis in pursuing core asset growth.

The following table provides the sources of interest income and expenses between the periods and the variances resulting from fluctuations in interest rate (rate) and changes in the amount (volume) of earning assets and interest-bearing liabilities.

Changes in Net Interest Income-Taxable Equivalent Basis
(dollars in thousands)

                                                                                1995-1994
                          Average Balances     Average Rates   Interest      Income/
                           Six Months Ended  Six Month Ended Six Months Ended Expense   Volume   Rate
                            6/30/95     6/30/94 6/30/95 6/30/94 6/30/95 6/30/94 Variance Variance Variance
Loans, net                $1,434,333  $1,351,677  9.72%  8.70% $69,137 $58,328 $10,809 $3,710 $ 7,099
Interest-bearing
  deposits in other
  financial institutions      14,784      52,266  6.45%  4.05%     473   1,050   (577)   (997)    420
Investment securities:
    Tax-exempt               158,402     149,141 10.85% 11.07%  8,524   8,186     338    501     (163)
    Taxable                  558,379     461,510  6.55%  5.52% 18,147  12,627   5,520  2,913    2,607
Federal funds sold            30,241      27,352  5.93%  4.62%    890     627     263     71      192
    Total earning          2,196,139   2,041,946  8.92%  7.98% 97,171  80,818  16,353  6,198   10,155
Allowance for loan losses    (20,578)    (24,268)
Cash and due from banks       67,981      68,197
Premises and equipment, net   57,066      54,311
Other assets                  83,050      82,179
    Total assets          $2,383,658  $2,222,366

Savings, IMMA deposits    $  597,923  $  610,550  3.03%  2.60%  8,996   7,861   1,135   (166)   1,301
Time deposits              1,040,337     931,890  5.51%  4.33% 28,440  20,030   8,418  2,521    5,897
Federal funds purchased
  and securities sold under
  agreements to repurchase   101,047      68,911  5.96%  3.97%  2,986   1,356   1,630    785      845
Other borrowed funds          89,844      83,500  5.42%  4.75%  2,413   1,968     445    157      288
    Total interest-
      bearing liabilities  1,829,151   1,694,851  4.72%  3.71% 42,843  31,215  11,628  3,297    8,331
Demand deposits              294,688     279,278
Other liabilities             25,441      25,351
Shareholders' equity         234,378     222,886
    Total liabilities and
    shareholders' equity  $2,383,658  $2,222,366
Rate spread                                       4.20%  4.27%
Net interest mragin                               4.99%  4.90% $54,328 $49,603  $4,725 $2,901  $1,824


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

NONINTEREST INCOME AND EXPENSE

Noninterest income decreased $608,000, to $7,105,000, in the second quarter
of 1995, from $7,713,000 for the second quarter of 1994.   Income from
mortgage related activity decreased significantly between quarters, with a decrease of $928,000, or 39.0% in the second quarter of 1995 compared with the second quarter of 1994, which included a gain of approximately $2,200,000 from the sale of certain mortgage loan servicing rights. For the six months ended June 30, 1995, noninterest income decreased $1,251,000, or 8.6% from the $14,609,000 reported for the six months ended June 30, 1994. Service charges on deposit accounts increased $532,000, or 10.6%, over the $5,032,000 reported for the six months ended June 30, 1994. As described previously, the decline in noninterest income was primarily the result of decreases in mortgage loan related income during 1995. The Company continues to analyze opportunities available through current fee structures, the expansion of trust, credit card, and annuity products, as a source for generating additional noninterest income.

During the second quarter of 1995, the Company signed a letter of intent to sell $1.1 billion of purchased mortgage servicing rights in the third quarter. This sale is expected to lower 1995 servicing income by $1.7 million and reduce amortization expense by $1.5 million. In addition, this transaction will eliminate future potential impairment and reduce the volatility of earnings from mortgage operations. The Company intends to continue originating and selling first mortgages but has decided to reduce the amount of mortgage servicing rights held on its books. Consequently, on a periodic basis, the Company intends to sell the rights to most non-originated mortgage loans and remove the capitalized servicing rights from its books. The sale should be completed during the third quarter.

Noninterest expense increased to $22,995,000 in the second quarter of 1995, compared to $22,293,000 in the second quarter of 1994, an increase of
$702,000, or 3.1%.   Specific categories which increased in second quarter
1995 over the same period in 1994 included personnel related expenses, increasing $393,000, or 3.6% over the previous year, and FDIC insurance premiums of $111,000, or 11.1% for the same period in 1994. Second quarter and year to date 1995 expenses were also impacted by $851,000 of pre-tax, non-recurring expenses associated with the Company's mortgage servicing business. Noninterest expense reported for the six months ended June 30, 1995, increased $3,133,000, or 7.3% over the $42,664,000 reported for the
first six months of 1994.   Personnel related expenses, which makes up the
largest category of noninterest expense, increased $2,125,000, or 9.7%, between the first six months of 1995 and the first six months of 1994. As described elsewhere in this report, a majority of this increase is the result of the first quarter 1994 acquisition of Metro, which is included for all six months of 1995, but for only four months of 1994, and expenses related to the resignation of Mr. McNeece.

The Company's efficiency ratio (noninterest expense as a percentage of total FTE net interest income and noninterest income, excluding securities gains or losses) was impacted by these changes in income and expenses between periods, resulting in an increase of 63 basis points, from 66.45% in second quarter 1994 to 67.08% in the second quarter of 1995. Efficiency ratios for the first six months of 1995 increased 124 basis points, from the 66.64% reported for the first six months of 1994 to 67.88%.

Management continues to evaluate its options for lowering expenses in its effort to be a low cost provider of financial services in the communities its affiliates operate. As part of its strategic evaluation of current operations and future opportunities, management has been involved in a long-term project to analyze its fee income opportunities. The impact of these evaluations are expected to become evident by the fourth quarter of 1995.


INCOME TAXES

Income tax expense was $2,562,000 for the second quarter of 1995, a decrease of $205,000, or 7.4%, over the same period in 1994. For the first six months of 1995, income tax expense was $4,791,000, an increase of $98,000 over the $4,693,000 reported for the first six months of 1994. The effective tax rate for the six months ended June 30, 1995 was 27.14%, an increase over the 25.46% reported in 1994. This year to date increase was due primarily to deferred tax benefits recorded in 1994, which were not available in 1995.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

One of the more significant risks of loss of any financial institution is derived from its loan portfolio. The Company manages its loan portfolio to limit risk through initial review of credit applications, approval of loans by experienced and trained personnel, loan documentation and compliance procedures. The Company's loan portfolio is well diversified with no excessive concentration in any one industry. In accordance with regulatory standards, loans are placed in nonaccrual status when they reach a prescribed delinquency stage, generally when payments are 90 days past due or when other events occur which make the collection of all principal and interest on the loan questionable.

As the following table indicates, the Company has had significant success in improving core asset quality since June 30, 1994, and these improvements in asset quality are expected to continue. Since management has placed emphasis on asset quality procedures and training, the level of nonperforming loans and assets has shown improvement. Continued improvement will be largely dependent on the continuing economic strength in the markets the Company serves. Management anticipates a continuation of a relatively strong economy, and due to continued problem asset remediation, expects continued improvement in nonperforming loans, assets, and applicable asset quality ratios for the remainder of 1995.


Risk Elements
(dollars in thousands)

                                           6/30/95   12/31/94    6/30/94
[S]
Nonperforming loans:
  Nonaccrual loans                         $16,311    $18,936    $18,154
  Renegotiated loans                            58         45      1,811
    Total nonperforming loans               16,369     18,981     19,965
Other real estate                            8,089      9,813     11,490
    Total nonperforming assets             $24,458    $28,794    $31,455
Loans past due 90 days or more             $   195    $   214    $   215
Nonperforming loans as a percentage
  of loans, net of unearned income           1.11%      1.33%      1.44%
Nonperforming assets as a percentage
  of loans, net of unearned income, plus
  other real estate owned                    1.65%      2.01%      2.25%
Allowance for loan losses as a
  percentage of nonperforming loans        122.40%    107.69%    122.20%
Allowance for loan losses as a
  percentage of nonperforming assets
  and loans past due 90 days or more        81.27%     70.47%     77.04%

During both the first and second quarters of 1995, the Company has reduced its level of loan loss reserves from levels seen for the same periods in 1994. This reduction was due to the impact of $1,448,000 in net charge offs, offset by a $1,043,000 provision expense. The current level of provision expense has been warranted by increased loan volumes and a return to normalized provision levels from previous quarters. Improvement in asset quality since 1993 contributed to the record low charge-off ratios. Activity in the allowance for loan losses, including the contribution from the acquisition of Metro during the first quarter of 1994, is provided below.

  Loan Charge-off Analysis
  (dollars in thousands)

                                             For Three Months Ended For the Six Months Ended
                                               6/30/95    6/30/94   6/30/95   6/30/94
  Allowance for loan losses,
    beginning of the period                   $20,139    $25,650   $20,441   $21,539
  Charge-offs                                   1,202      1,562     2,568     2,478
  Recoveries on loans charged-off                 535        652     1,120     1,273
    Net charge-offs                               667        910     1,448     1,205
  Provision for loan losses                       564       (343)    1,043        23
  Allowance of subsidiary bank acquired           ---        ---       ---     4,040
  Allowance for loan losses,
    end of the period                         $20,036    $24,397   $20,036   $24,397
  Net loans charged-off as a percentage
    of average loans, net of unearned
    income (annualized)                          .18%       .26%      .20%      .18%


EARNING ASSETS AND FUNDING SOURCES

Management classifies earning assets into two categories, core and incremental. Core earning assets are defined as loans relative to the business of banking, while incremental earning assets are all other earning assets, including mortgage loans held-for-sale, investments, and interest-
bearing deposits with other financial institutions.   The following table
provides the Company's allocation between these categories and the changes between each category for the periods presented.

Analysis of Period End
Balance Sheet Changes
(dollars in thousands)

                                                              Change From       Change From
                                                              12/31/94 to       6/30/94 to
                                                                6/30/95          6/30/95
                             6/30/95  12/31/94   6/30/94       $       %       $       %
Earning Assets:
Core earning assets:
 Commercial loans           $702,337   $682,541   $681,404  19,796     2.9  20,933    3.1
 Retail loans                669,001    664,321    636,196   4,680      .7  32,805    5.2
 Other core loans             76,121     63,865     54,135  12,256    19.2  21,986   40.6
Total core earning assets  1,447,459  1,410,727  1,371,735  36,732     2.6  75,724    5.5
Incremental earning assets:
 Mortgage loans held-for-sale 27,901     13,519     14,840  14,382   106.4  13,061   88.0
 Investment securities       758,197    706,999    654,543  51,198     7.2 103,654   15.8
 Interest-bearing deposits
  with financial institutions 12,883     16,259     31,046  (3,376)  (20.8)(18,163) (58.5)
 Federal funds sold           23,395     28,908     22,270  (5,513)  (19.1)  1,125    5.1
Total incremental
 earning assets              822,376    765,685    722,699  56,691     7.4  99,677   13.8
Total earning assets      $2,269,835 $2,176,412 $2,094,434  93,423     4.3 175,401    8.4

Deposits and Funds:
Core funds:
 Demand deposits          $  323,786 $  331,521 $  302,990  (7,735)   (2.3)  20,796   6.9
 Interest-bearing checking   182,583    199,645    184,631 (17,062)  (8.5)   (2,048) (1.1)
 Century Service and IMMA    282,556    315,859    326,336 (33,303)  (10.5) (43,780)(13.4)
 Statement savings           108,964    115,148    124,932  (6,184)   (5.4) (15,968)(12.8)
 Certificates less than
  $100 and IRAs              714,382    628,162    584,826  86,220    13.7 129,556   22.2
Total core funds           1,612,271  1,590,335  1,523,715  21,936     1.4  88,556    5.8
Incremental funds:
 Certificates over $100      209,543    189,431    179,516  20,112    10.6  30,027   16.7
 Other large deposits        176,318    163,498    158,518  12,820     7.8  17,800   11.2
 Federal funds purchased      37,915     44,485     34,677  (6,570)  (14.8)  3,238    9.3
 Repurchase agreements        60,298     54,217     35,113   6,081    11.2  25,185   71.7
 Other short-term borrowings  12,257      6,427     11,738   5,830    90.7     519    4.4
 Long-term debt               79,906     80,238     90,858    (332)    (.4)(10,952) (12.1)
Total incremental funds      576,237    538,296    510,420  37,941     7.0  65,817   12.9
Total funds               $2,188,508 $2,128,631 $2,034,135  59,877     2.8 154,373    7.6


Total earning assets at June 30, 1995, were $2,269,835,000, up 4.3% from the $2,176,412,000 at December 31, 1994, and up 8.4% from $2,094,434,000 at
June 30, 1994. Total core earning assets increased 2.6% to $1,447,459,000 over the $1,410,727,000 reported at December 31, 1994, while incremental earning assets increased 7.4% to $822,376,000, from $765,685,000 reported at December 31, 1994, and increased from $722,699,000, or 13.8% over
incremental earning assets at June 30, 1994.   The most significant
increase from December 31, 1994 and June 30, 1994 can be attributed to the increase in investment securities. Investment securities increased $51,198,000, or 7.2%, of which approximately $23,791,000, or 46.5% of the increase, is related to the gross impact of unrealized gains on securities available-for-sale since December 31, 1994.

Federal funds sold, interest-bearing deposits with financial institutions, and short-term U.S. Treasury and federal agency securities are held primarily for liquidity purposes while mortgage-backed securities are held
for income purposes.   The amortized cost and fair value of securities at
June 30, 1995, are summarized as follows:

Securities - Amortized Cost and Market Value
(in thousands)
                                         Gross        Gross
                            Amortized  Unrealized  Unrealized   Fair
                              Cost       Gains       Losses    Value
Investment securities
 available-for-sale:
  U.S. Treasury and U.S.
   Government Agencies      $  245,912 $  1,185 $    354     $ 246,743
  Mortgage-backed securities   337,725    5,193    3,073       339,845
  State and municipal-taxable      884       33      ---           917
  Other investments              8,861       32       89         8,804
      Total                 $  593,382 $  6,443 $  3,516     $ 596,309
Investment securities
 held-to-maturity:
  State and municipal-
    tax exempt              $  161,888 $  5,824 $  1,384     $ 166,328

Similar to earning assets, management classifies funding sources into core and incremental categories. Core funding sources are primarily deposits held, including demand deposits, but excluding certificates of deposit greater than $100,000 and other large deposits. Incremental funds are defined as all other funding sources, including federal funds purchased and other borrowings.

Total funds at June 30, 1995, were $2,188,508,000, up 2.8% from the $2,128,631,000 at December 31, 1994, and up 7.6% from the $2,034,135,000 at
June 30, 1994. Total core funds increased to $1,612,271,000, or 1.4%, at June 30, 1995 from the $1,590,335,000 reported at December 31, 1994, and increased 5.8% from the $1,523,715,000 reported at June 30, 1994. Total incremental funds increased 7.0%, or $37,941,000, to $576,237,000 at June 30, 1995, from the $538,296,000 reported at December 31, 1994. Incremental funds increased $65,817,000, or 12.9% between June 30, 1994 and June 30, 1995, with the largest increase the result of increases in short-term borrowings such as securities sold under agreements to repurchase and
certificates of deposits greater than $100,000.   Interest rates on
deposits, although stabilizing, have provided customers opportunities to obtain higher rates on deposits by moving balances from lower earning savings accounts to higher yielding certificates of deposit.


LIQUIDITY

The Company manages its liquidity position to ensure sufficient cash to service net new loan demand and potential deposit and funds withdrawals.
In this regard, the composition and maturity structure of earning assets and funding is evaluated by the asset liability management committee as is the availability of off-balance-sheet funding sources and the potential for liquidation of selected earning assets without a significant short or longer-term negative impact to profitability. Although numerous standards are applied, the Company measures and manages its liquidity profile based on core funding and incremental funding objectives.

It is also the Company's objective for core liabilities to equal at least 100% of core earning assets and incremental funds not to exceed 40% of total funding. These objectives may be changed depending on management's evaluation of the maturity distribution of funding and earning assets and the nature of those assets and funding. At June 30, 1995, core funding to core earning assets equaled 111.39%, down from the 112.73% reported at December 31, 1994, and up from the 111.08% reported at June 30, 1994. Incremental funding to total funding equaled 26.33% at June 30, 1995, up slightly from the 25.29% at December 31, 1994, and 25.09% at June 30, 1994. These ratios are all well below the Company's maximum tolerance.

Through its lead affiliate bank, the Company maintains upstream overnight federal funds lines of credit of $80,000,000. These lines have occasionally been used to fund peak balances in mortgage loans held-for-sale. In June 1992, the parent Company secured a revolving line of credit totaling $3,000,000. Management knows of no demands, commitments or events that will result in, or that are likely to result in, the Company's liquidity increasing or decreasing in any material way.


INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity is defined as the exposure to variability in net interest income resulting from changes in market-based interest rates. It is the Company's philosophy to protect net interest income against unexpected changes in interest rates through a controlled assumption of interest rate risk for profit. This potential variability is closely monitored by the Company's traditional and beta adjusted gap positions. Since all interest rates and yields do not adjust in the same degree, the traditional and beta adjusted gap analysis is only a general indicator of rate sensitivity and net interest income volatility. Consequently, the Company relies heavily on simulation analysis and modeling of the Company's balance sheet in varying interest rate environments to gauge net income volatility and develop appropriate balance sheet strategies to assure attainment of the Company's objective. The Company's interest rate sensitivity at June 30, 1995, is as follows:


Interest Rate Sensitivity
(dollars in thousands)


                                              Assets and Liabilities Repricing Within
                                                0-3      4-12     1-5    Over 5
                                               Months   Months   Years   Years   Total
 Interest-earning assets:
 Loans, net of unearned income               $ 618,860 $251,369 $553,289 $ 51,842 $1,475,360
 Investment securities available-for-sale      166,699  213,026  153,342   63,242    596,309
 Investment securities held-to-maturity            175   14,551  40,778   106,384    161,888
 Interest-bearing deposits in
   other financial institutions                  7,449    5,055     111     268       12,883
 Federal funds sold                             23,395      ---     ---     ---       23,395
 Total interest-earning assets               $ 816,578 $484,001 $747,520 $221,736 $2,269,835

 Interest-bearing liabilities:
 IMMA and savings deposits                   $ 183,611 $    --- $    --- $    --- $  183,611
 Time deposits                                 582,921  525,900  380,766    1,148  1,490,735
 Federal funds purchased and securities
   sold under agreements to repurchase          75,074   18,970    1,606    2,563     98,213
 Other borrowings                               12,502   20,465   53,280    5,916     92,163
 Total interest-bearing liabilities          $ 854,108 $565,335 $435,652 $  9,627 $1,864,722

 Interest sensitive gap                       $(37,530)$(81,334)$311,868 $212,109 $  405,113

 Cumulative interest sensitive gap            $(37,530)$(118,864)$193,004$405,113       $

 Cumulative interest sensitivity gap as a
  percentage of interest sensitive assets (%)    (4.60)   (9.14)    9.42   17.85


Management is of the opinion that the current rate sensitivity profile meets the Company's objectives. No material changes in the interest rate sensitivity profile are anticipated during the remainder of 1995.

CAPITAL RESOURCES AND ADEQUACY

It is the Company's risk management policy to maintain a capital base sufficient to support anticipated asset growth, merger activity and management's estimation of long-term earnings risk. Capital standards assume that the Company's risk profiles in liquidity, rate sensitivity and asset quality are in line with internal risk management objectives. The Company's risk-based capital position is well in excess of minimum regulatory standards. Consequently, management anticipates no change in asset allocation strategies to complement risk-based capital requirements. Additionally, the Company's leverage capital position is well in excess of the regulatory requirements. The Company's standards and capital levels at June 30, 1995, are provided below:

 Analysis of Capital Adequacy
 (dollars in thousands)

                                                             Regulatory     Internal
                                                  6/30/95    Guidelines     Standards
 Risk-based capital ratios:
   Tier 1 capital to risk-adjusted assets          14.17 %      4.00 %    9.00 %  (minimum)
   Tier 2 capital to risk-adjusted assets           1.20        4.00      2.00    (maximum)
   Total capital to risk-adjusted assets           15.37        8.00      9.00    (minimum)
 Leverage ratios:
   Capital to assets                               10.07 %                6.50    (minimum)
   Primary capital to adjusted assets              10.79        5.50 %    8.00 %  (minimum)
   Primary tangible capital to adjusted assets     10.47                  6.00    (minimum))
 Risk-based capital:
   Tier 1 capital                              $  237,364
   Tier 2 capital                                  20,036
   Total capital                               $  257,400

 Risk-adjusted assets                          $1,674,989


Management anticipates that risk-based and leverage ratios will remain above minimum regulatory standards. The Company has met all of its capital requirements through retained earnings while steadily increasing regulatory and internally defined capital ratio objectives.

The Company's internal capital generation and the factors that influence it are provided below:

       Internal Capital Generation Rate
                                               For the Six Months Ended
                                               6/30/95         6/30/94

       Return on average assets                   1.09 %          1.25 %
                                    divided by
       Average equity as a % of average assets    9.85           10.06
                                        equals
       Return on average equity                  11.06           12.43
                                         times
       Earnings retained                         47.12           54.46
                                        equals
       Internal capital growth                    5.21            6.77

Cash dividends declared for the second quarter of 1995 equaled $.2075, a 7.8% increase over the $.1925 declared for the second quarter of 1994. For the first six months ended June 30, 1995, dividends totaled $.4125, compared to the $.3825 declared for the first six months ended June 30, 1994. Management is of the opinion that, given the Company's dividend policy, asset growth can be funded internally while maintaining the integrity of the Company's capital position.

  Quarterly Averages, Interest and Rates
  (dollars in thousands)

                                                   For the Three Months Ended
                                                6/30/95                  6/30/94
                                      Average                     Average
                                      Balance  Interest  Rate     Balance  Interest  Rate
  Assets
  Interest-earning assets:
  Loans, net                        $1,451,471  $35,698  9.86 % $1,381,007  $30,155  8.76 %
  Interest-bearing deposits
    other financial institutions        14,420      246  6.84       41,374      422  4.09
  Investment securities, taxable       574,481    9,282  6.48      489,832    6,800  5.57
  Investment securities, tax-exempt    158,134    4,247 10.77      150,461    4,138 11.03
  Federal funds sold                    31,080      462  5.96       33,218      328  3.96
      Total earning assets           2,229,586   49,935  8.98    2,095,892   41,843  8.01
  Other assets                          81,047                      83,954
  Cash and due from banks               67,671                      70,965
  Premises and equipment, net           56,893                      56,696
  Less allowance for loan losses       (20,438)                    (25,516)
      Total assets                  $2,414,759                  $2,281,991

  Liabilities and Shareholders' Equity
  Interest-bearing liabilities:
  Savings and IMMA accounts         $  580,989    4,382  3.03   $  635,087    4,141  2.62
  Time deposits                      1,071,313   15,412  5.77      932,847   10,007  4.30
  Federal funds purchased
   and securities sold under
   agreements to repurchase            104,905    1,567  5.99       75,128      726  3.88
  Other borrowed funds                  86,358    1,186  5.51       92,812    1,109  4.79
  Total interest-bearing liabilities 1,843,565   22,547  4.91    1,735,874   15,983  3.69

  Noninterest-bearing
    demand deposits                    304,042                     296,343
  Other liabilities                     27,281                      26,830
      Total liabilities              2,174,888                   2,059,047
      Total shareholders' equity       239,871                     222,944
      Total liabilities and
        shareholders' equity        $2,414,759                  $2,281,991
  Net interest income               $   27,388                  $   25,860
  Interest rate spread                                  4.07 %                       4.32 %
  Net interest margin                                   4.93 %                       4.95 %


PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

      The Company's Annual Shareholders' Meeting was held on April 19, 1995. A majority of the shareholders, representing 10,331,930 shares, either in person or by proxy, approved the election of Directors, approved a proposal to establish the 1995 Employee Stock Option Plan and ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ended December 31, 1995.

      The twenty-two (22) Directors elected by shareholders to serve for the 1995-1996 year are as follows:

         Jane Wood Banks        Peter D. Miller      W. Woodrow Stewart
         Thomas S. Cheek        Loy D. Mullinax       Bobby M. Thomas
        John A. Ferguson, Jr.  J. Kenneth Nix, Sr.    James A. Walters
        James H. Harris, Jr.      Edwin C. Poss           M.G. West
          Ray C. Jones           Paul J. Reeves       J. Michael Womble
        Arthur J. Kunzer, Jr.    A. Roy Roberts,Jr.     Joe Wood, Jr.
          W. L. Lester         Richard L. Shockley
        Richard A. McNeece        Harold L. Smith

      The following schedule provides the allocation of the 10,314,980 voting shares for, against, or abstaining on Proposal
      No. 2, 1995 Employee Stock Option Plan, and the 10,331,929 voting shares for, against, or abstaining on No. 3, ratification of the appointment of KPMG Peat Marwick LLP:

                                          Vote For        Vote Against      Vote Abstained
                                       Shares  Percent   Shares Percent     Shares  Percent
      1995 Employee Stock Option Plan  9,804,872  95.1 %  219,689   2.1 %    290,419    2.8 %

      KPMG Peat Marwick LLP           10,174,415  98.5     14,564    .1      142,950    1.4
      Independent Auditors


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


                                        Dated:  August 10, 1995




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


