Form 10-Q
period 1995-09-30
FIRST NATIONAL BANCORP /GA/
filed 1995-11-14
CIK 351825

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

               For the quarterly period ended September 30, 1995


                          Commission File No. 0-10657


                           FIRST NATIONAL BANCORP
                           ----------------------
           (Exact name of registrant as specified in its charter)



              Georgia                                58-1415138
              -------                                ----------
  (State of incorporation)            (I.R.S. Employer Identification No.)


                     303 Jesse Jewell Parkway, Suite 700
                         Gainesville, Georgia  30501
                         ---------------------------
                  (Address of principal executive offices)


                               (770) 503-2000
                               --------------
                       (Registrant's telephone number)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  /X/     No /  /


On November 7, 1995, 20,548,420 shares of Registrant's common stock, $1.00 par value, were outstanding.

                             FIRST NATIONAL BANCORP

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I.      Financial Information                                           Page
                                                                             ----
Item 1.      Financial Statements (unaudited)

                   Consolidated Balance Sheets                                3

                   Consolidated Statements of Income                          4

                   Consolidated Statements of Cash Flows                      5

                   Notes to Consolidated Financial Statements                 6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    8


Part II.     Other Information


Item 6.      Exhibits and Reports on Form 8-K                                 18

Signatures                                                                    19

CONSOLIDATED  BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

                                                            September 30     December 31     September 30
                                                                1995            1994             1994
                                                            ----------------------------------------------
ASSETS
Cash and due from banks                                       $    98,244     $    96,428      $    95,916
Federal funds sold                                                 91,652         117,789           97,073
----------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                     189,896         214,217          192,989

Interest-bearing deposits in other financial institutions          10,708          16,259           22,301
Investment securities available-for-sale
                                                                  663,106         583,816          540,841
Investment securities held-to-maturity (market value
  $156,931, $156,044 and $205,775, respectively)                  152,312         157,567          201,084
Loans                                                           1,970,654       1,857,097        1,825,127
  Allowance for loan losses                                       (26,016)        (26,474)         (26,979)
----------------------------------------------------------------------------------------------------------
Net loans                                                       1,944,638       1,830,623        1,798,148
Premises and equipment, net                                        67,209          66,967           66,820
Other assets                                                       84,006         101,659           89,666
----------------------------------------------------------------------------------------------------------
   Total assets                                                $3,111,875      $2,971,108       $2,911,849
==========================================================================================================

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                         $   335,441     $   349,121      $   347,081
  Interest-bearing checking deposits                              221,907         249,113          223,335
  Money market deposits                                           111,023         130,855          135,398
  Certificates of deposit less than $100                          887,347         749,312          722,867
  Certificates of deposit greater than $100                       261,954         225,240          219,763
  Other interest-bearing deposits                                 769,451         778,817          789,450
----------------------------------------------------------------------------------------------------------
Total deposits                                                  2,587,123       2,482,458        2,437,894
Federal funds purchased                                            32,092          44,485           23,731
Securities sold under agreements
  to repurchase                                                    51,817          54,216           43,062
Other short-term borrowings                                        11,173           6,427            8,632
Long-term debt                                                     79,641          80,238           90,592
Other liabilities                                                  45,763          30,479           34,497
----------------------------------------------------------------------------------------------------------
Total liabilities                                               2,807,609       2,698,304        2,638,408

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share, authorized
  30,000,000 shares; issued and outstanding 20,529,193
  20,425,181 and  20,349,722 shares, respectively                  20,529          20,425           20,350
Additional paid-in capital                                         86,468          84,441           82,855
Retained earnings                                                 194,731         181,395          178,075
Net unrealized holding losses on investment securities
  available-for-sale                                                2,538         (13,723)          (7,753)
Stock held by Management Recognition Plan                               -             (86)             (86)
----------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                     304,266         272,453          273,441
----------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                  $3,111,875      $2,971,108       $2,911,849
==========================================================================================================

         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

(unaudited)                                          Three Months Ended      Nine Months Ended
                                                        September 30            September 30
                                                     ------------------      -----------------
                                                      1995        1994        1995       1994
                                                     ------------------      -----------------
INTEREST INCOME
Loans (including fees)                              $47,057      $39,899    $135,131   $114,357
Interest-bearing deposits in other
  financial institutions                                215          413         689      1,485
Investment securities:
  Tax-exempt                                          2,820        2,538       8,148      7,635
  Taxable                                            10,452        8,812      30,224     24,229
Federal funds sold                                    1,558        1,269       5,528      3,383
------------------------------------------------------------------------    -------------------
Total interest income                                62,102       52,931     179,720    151,089
------------------------------------------------------------------------    -------------------
INTEREST EXPENSE
Deposits, including interest expense on certificates
  of deposit of $100 or more of $2,738, $1,833
  $7,328 and $5,315, respectively.                   27,781       19,765      77,180     57,135
Federal funds purchased and securities
  sold under agreements to repurchase                 1,204          845       4,190      2,201
Other short-term borrowings                             118           39         274        156
Long-term debt                                        1,092        1,097       3,350      2,970
------------------------------------------------------------------------    -------------------
Total interest expense                               30,195       21,746      84,994     62,462
------------------------------------------------------------------------    -------------------
NET INTEREST INCOME                                  31,907       31,185      94,726     88,627
Provision for loan losses                               920         (159)      1,963       (136)
------------------------------------------------------------------------    -------------------
Net interest income after provision for loan losses  30,987       31,344      92,763     88,763
------------------------------------------------------------------------    -------------------
NONINTEREST INCOME
Service charges on deposit accounts                   3,080        3,016       9,100      8,369
Mortgage loan and other related fees                  1,290        1,249       3,945      5,037
Fees for trust services                                 591          591       1,766      1,746
Credit card fees                                        491          453       1,275      1,220
Insurance premiums and commissions                      190          227         901        968
Net gain (loss) on sales of investment securities        69          (21)        291        166
Other noninterest income                              1,745        1,725       4,513      5,059
------------------------------------------------------------------------    -------------------
Total noninterest income                              7,456        7,240      21,791     22,565
------------------------------------------------------------------------    -------------------
NONINTEREST EXPENSE
Salaries and employee benefits                       12,773       12,348      40,600     36,695
Furniture and equipment                               1,567        1,631       4,735      4,883
Postage, telephone and stationary                     1,534        1,344       4,543      4,133
Net occupancy                                         1,500        1,548       4,464      4,394
FDIC insurance premiums                                 113        1,416       2,979      4,082
Data processing                                         813          812       2,696      2,441
Promotional                                             703          557       2,044      1,742
Other noninterest expense                             5,044        5,177      15,310     14,406
------------------------------------------------------------------------    -------------------
Total noninterest expense                            24,047       24,833      77,371     72,776
------------------------------------------------------------------------    -------------------
Income before income taxes                           14,396       13,751      37,183     38,552
Income tax expense                                    4,591        4,314      11,332     11,108
------------------------------------------------------------------------    -------------------
NET INCOME                                          $ 9,805      $ 9,437    $ 25,851   $ 27,444
========================================================================    ===================

Weighted-average shares outstanding                  20,497       20,303      20,465     20,053
Net income per share                                $   .48      $   .47    $   1.26   $   1.37
Dividends declared per share                        $ .2125      $ .1950    $  .6250   $  .5775


         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

(unaudited)                                                   Nine Months Ended September 30
                                                              ------------------------------
                                                                    1995          1994
                                                              ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $  25,851     $  27,444
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Provision for loan losses                                        1,963          (136)
    Provision for other real estate losses                             896           426
    Depreciation                                                     4,552         4,721
    Amortization and accretion, net                                 (5,577)       (1,177)
    Deferred income tax (benefit) expense                            1,614        (6,280)
    Losses (gains) on sales of investment securities                  (291)           65
    Gains on sales of mortgage loan servicing rights                   (68)       (2,295)
    Gains on sales of assets acquired in
      forclosure and equipment                                        (973)         (519)
    Excess servicing fees receivable resulting from
      first mortgage loan sales                                     (1,158)         (413)
    (Increase) decrease in mortgage loans held-for-sale            (11,576)       50,932
    Other, net                                                      14,527         6,426
----------------------------------------------------------------------------------------
      Net cash provided by operating activities                     29,760        79,335
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/calls of investment securities held-to-maturity  9,750         3,649
Proceeds from principal collections on and maturities of
  investment securities held-to-maturity                             3,450         9,766
Purchases of investment securities held-to-maturity                (12,261)      (18,780)
Proceeds from sales of investment securities available-for-sale     54,309        27,215
Proceeds from principal collections on and maturities of
  investment securities available-for-sale                         254,487       131,468
Purchases of investment securities available-for-sale             (359,043)     (260,429)
Net decrease in interest-bearing deposits in
  other financial institutions                                       5,551        46,452
Net increase in loans                                             (111,427)       72,169
Proceeds from sale of mortgage loan servicing rights                15,396         3,128
Purchases of mortgage loan servicing rights                         (1,575)      (10,461)
Purchases of premises and equipment                                 (5,710)       (4,965)
Proceeds from sales of premises and equipment                          759           138
Proceeds from sales of assets acquired in forclosure                 7,340         7,519
Net cash and cash equivalents acquired in the
  purchase of bank subsidiary                                        ---          27,515
----------------------------------------------------------------------------------------
      Net cash used in investing activities                       (138,974)      109,954
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                104,665       (12,450)
Net decrease in short-term borrowings                              (10,047)       (1,815)
Proceeds from the issuance of long-term debt                        10,000        33,000
Payments on long-term debt                                         (10,597)       (5,596)
Proceeds from issuance of common stock for stock options exercised   1,587         1,446
Issuance of additional shares in acquisition
Proceeds from issuance of common stock for dividend reinvest plan      511
Cash dividends paid on common stock                                (11,231)       (9,245)
----------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities           84,888         5,340
----------------------------------------------------------------------------------------
      Net decrease in cash and cash equivalents                    (24,326)      (25,279)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   214,222       218,268
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 189,896     $ 192,981
========================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                  $  84,016     $  62,092
========================================================================================
  Income taxes paid                                              $   7,920     $  13,328
----------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. Certain reclassifications have been made to amounts previously presented to conform with current period presentations. Such reclassifications had no effect on net income. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in First National Bancorp's (the "Company") annual report on Form 10-K for the year ended December 31, 1994 which have been subsequently restated and refiled under Form 8-K during November 1995, to give effect to the acquisition of FF Bancorp, Inc., on July 3, 1995.

2.  BUSINESS COMBINATIONS

    On October 22, 1995, the Company entered into an Agreement and Plan of Reorganization ("the Agreement") whereby the Company will be acquired by Regions Financial Corporation ("Regions"), headquartered in Birmingham, Alabama. Under the terms of the Agreement, Regions will exchange .76 shares of its common stock for each share of the Company. In connection with executing the Agreement, the Company granted to Regions an option to purchase up to 4,089,234 shares of the Company's common stock, at a purchase price of $27.00 per share, upon certain terms and in accordance with certain conditions. The transaction is subject to approval by the shareholders of Regions and the Company, and various regulatory agencies, and is anticipated to be consumated in the first quarter of 1996.

    On July 25, 1995, the Company entered into a Letter of Intent, and on August 3, 1995 signed an Agreement of Reorganization and Plan of Merger ("the Agreement"), to acquire The Bank of Heard County ("Heard"), a $40 million asset commercial bank located in Franklin County, Georgia. The Agreement calls for the transaction to be structured as a tax-free exchange of stock whereby the Company will exchange 325.58 shares of its common stock for each of the 1,000 outstanding common shares of Heard. The merger is subject to the approval of Heard shareholders and various regulatory agencies.

    On July 3, 1995, the Company completed its acquisition of FF Bancorp, Inc. ("FF Bancorp"), New Smyrna Beach, Florida. FF Bancorp was the holding company of First Federal Savings Bank of New Smyrna, New Smyrna Beach, Florida, a thrift institution, First Federal Savings Bank of Citrus County, Florida, a thrift headquartered in Inverness, Florida, and Key Bank of Florida, a commercial bank located in Tampa, Florida. The Company exchanged 3,884,587 shares of its common stock for all of the 4,706,163 shares of FF Bancorp stock outstanding. No cash, except for fractional shares, was paid in the transaction. The transaction was accounted for as a pooling-of- interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the financial position and results of operations of FF Bancorp. Certain amounts in the historical financial statements of FF Bancorp, Inc. have been reclassified to conform with the basis of presentation of the Company. Such reclassificationss had no effect on net income. The Company's Consolidated financial data for the six months ended June 30, 1995 and the three and nine month periods ended September 30, 1994 have been restated as follows (in thousands, except per share data):

                                                        Six months ended        Three months ended      Nine months ended
                                                            6/30/95                  9/30/94                9/30/94
                                                            -------                  -------                -------
Net interest income:
  First National Bancorp before acquisition                $51,132                   $25,207                 $71,721
  FF Bancorp                                                11,614                     5,978                  16,906
                                                           -------                   -------                 -------
    Total                                                  $62,746                   $31,185                 $88,627
                                                           =======                   =======                 =======

Net Income:
  First National Bancorp before acquisition                $12,859                   $ 7,237                 $20,980
  FF Bancorp                                                 3,187                     2,200                   6,464
                                                           -------                   -------                 -------
    Total                                                  $16,046                   $ 9,437                 $27,444
                                                           =======                   =======                 =======
Net Income per share:
  First National Bancorp before acquisition                $   .78                   $   .44                 $  1.28
  Effect of restatement for FF Bancorp                          --                       .03                     .09
                                                           -------                   -------                 -------
    Total                                                  $   .78                   $   .47                 $  1.37
                                                           =======                   =======                 =======

3.  LOANS

    In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") 114, "Accounting by Creditors for Impairment of a Loan." FAS 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in 1995. In October 1994, the FASB issued FAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends the requirements of FAS 114 regarding interest income recognition and related disclosure requirements. On January 1, 1995, the Company adopted FAS 114 and FAS 118. At September 30, 1995, pursuant to the definitions within FAS 114, the Company had approximately $20,224,000 of impaired loans, of which $19,129,000 are classified as nonaccrual. A valuation reserve in the amount of $458,000 has been established for approximately $6,480,000 of these impaired loans.

4.  MORTGAGE SERVICING RIGHTS

    In May 1995, the FASB issued FAS 122, "Accounting for Mortgage
    Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans," as an amendment to FAS 65, "Accounting for Certain Mortgage Banking Activities." This statement is effective for fiscal years
    beginning   after December 15, 1995, however earlier adoption is permitted.
    The Company adopted FAS 122 effective April 1, 1995. FAS 122 requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others regardless of whether such servicing rights are acquired through either the purchase or
origination of mortgage loans.   The statement also requires that the mortgage
banking enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights, including those rights purchased before adoption of FAS 122. Impairment should be recognized through a valuation allowance. As a result of the adoption of FAS 122, the Company recognized additional earnings of $252,000 during the three month period ended June 30, 1995 over the amount that would have been recognized under FAS 65. During the three month period ended September 30, 1995, the Company capitalized all mortgage servicing rights. At September 30, 1995, the fair value of the Company's capitalized mortgage servicing rights was $4,024,000 and the valuation allowance was $5,000. Fair value was estimated by determining the present value of the estimated future cash flows using discount rates commensurate with the risks involved. In determining the present value, the Company stratifies its mortgage servicing rights based on risk characteristics such as loan type, note rates, origination dates, and note term.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will cover results of operations, asset quality, financial position and capital resources. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements presented elsewhere in this report, and the financial statements and footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1994 which are being restated and filed in a Current Report on Form 8-K during November 1995 to give effect to the acquisition of FF Bancorp, Inc., on July 3, 1995. The following discussions do not take into account any potential restructuring charges which may or may not be taken by the Company as a result of its previously announced merger with Regions Financial Corporation, since these charges, if any, are not known at this time.

SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)

---------------------------------------------------------------------------------------------------------------------
                                                                   1995          1994         Change         Percent
---------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30:
  Net income                                                   $    9,805    $    9,437      $    368           3.9 %
  Net interest income                                              31,907        31,185           722           2.3
  Net interest income-fully taxable equivalent                     33,563        32,915           648           2.0
  Noninterest income                                                7,456         7,240           216           3.0
  Noninterest expense                                              24,047        24,833          (786)         (3.2)
  Provision for loan losses                                           920          (159)        1,079         678.6
---------------------------------------------------------------------------------------------------------------------
SHARE DATA:
  Net income per share                                         $      .48    $      .47      $    .01           2.1 %
  Dividends declared per share                                      .2125         .1950         .0175           9.0
  Book value per share                                              14.82         13.44          1.38          10.3
  Tangible book value per share                                     14.32         12.09          2.23          18.5
  Weighted average shares outstanding                              20,497        20,303
  Shares outstanding at quarter-end                                20,529        20,350
---------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS:
  Return on average assets                                           1.26%         1.30%
  Return on average shareholders' equity                            13.04         13.78
  Net interest margin                                                4.61          4.90
  Primary capital to adjusted assets:
   Including intangibles                                            10.52         10.22
   Excluding intangibles                                            10.27          9.93
  Allowance for loan losses to loans, net of unearned income:
   Including mortgage loans held-for-sale                            1.32          1.48
   Excluding mortgage loans held-for-sale                            1.34          1.49
---------------------------------------------------------------------------------------------------------------------
SELECTED BALANCES AS OF SEPTEMBER 30:
  Total assets                                                 $3,111,875    $2,911,849      $200,026           6.9 %
  Earning assets                                                2,888,432     2,686,426       202,006           7.5
  Loans, net of unearned income:
   Including mortgage loans held-for-sale                       1,970,654     1,825,127       145,527           8.0
   Excluding mortgage loans held-for-sale                       1,945,559     1,810,698       134,861           7.4
  Allowance for loan losses                                        26,016        26,979          (963)         (3.6)
  Investment securities                                           815,418       741,925        73,493           9.9
  Deposits                                                      2,587,123     2,437,894       149,229           6.1
  Short-term borrowings                                            95,082        75,425        19,657          26.1
  Long-term debt                                                   79,641        90,592       (10,951)        (12.1)
  Shareholders' equity                                            304,266       273,441        30,825          11.3
---------------------------------------------------------------------------------------------------------------------
NINE MONTH PERIOD ENDED SEPTEMBER 30:
  Net income                                                   $   25,851       $27,444      $ (1,593)         (5.8)%
  Net income per share                                               1.26          1.37          (.11)         (8.0)
  Dividends declared per share                                      .6250        0.5775         .0475           8.2
  Weighted average shares outstanding                              20,465        20,053
  Return on average assets                                           1.14%         1.29%
  Return on average shareholders'equity                             12.06         13.54
  Net interest margin                                                4.73          4.73

PERFORMANCE OVERVIEW

In the third quarter of 1995, the Company reported net income of $9,805,000, an increase of $368,000, or 3.9%, from the $9,437,000 reported in the third quarter of 1994. Earnings per share in the third quarter of 1995 were $.48, compared with $.47 reported for the third quarter of 1994, an increase of 2.1%. On a year-to-date basis, the Company reported net income of $25,851,000, a decrease of $1,593,000, or 5.8%, from the $27,444,000 reported for the first nine months of 1994. Earnings per share in 1995 were $1.26, compared with $1.37 reported for the same period in 1994, a decrease of 8.0%.

Net income in the third quarter produced a return on average assets of 1.26%, compared to the 1.30% reported for third quarter 1994. Return on average equity was 13.04% for the three months ended September 30, 1995, compared to 13.78% for the same period in 1994.

Weighted average shares outstanding for the third quarter of 1995 increased to 20,497,000, compared with 20,303,000 reported in the third quarter of 1994. For the first nine months of 1995, weighted average shares outstanding increased to 20,465,000, compared with 20,053,000 for the same period in 1994. A majority of the increase in average shares outstanding for the first nine months of 1995 versus 1994 is the result of the 266,414 shares issued in the acquisition of Metro Bancorp, Inc. ("Metro") on February 28, 1994.

Third quarter and year to date earnings were positively impacted by $1,100,000 of pre-tax, FDIC insurance premium refunds from the retroactive reduction in FDIC premium rates. Year to date results were also negatively impacted by $851,000 of nonrecurring expenses associated with the Company's mortgage servicing portfolio business which were recognized during the second quarter. The majority of the expenses were due to the recognition of impairment on the recorded value of mortgage loan servicing rights. The Company considers such expense non recurring, since in July 1995 it entered into a contract to sell the portion of its servicing portfolio which comprised purchased loans, retaining only local retail production. Additionally, in April 1995, Richard
A. McNeece, chairman and chief executive officer of the Company announced that he would leave the Company on June 30, 1995. While recorded in the first quarter of 1995, earnings for the first nine months of 1995 reflect the full recognition of expenses related to Mr. McNeece's resignation. Additional increases in income and expenses, including personnel related expenses in 1995, when compared to 1994, are due to the 1994 acquisition of Metro. Metro was acquired on February 28, 1994, and was accounted for under the purchase method of accounting, thereby only including the results of Metro's operations from March 1, 1994.

The remainder of this discussion provides a more detailed explanation of factors affecting the change in results of operations and the change in financial position of the Company for the reported periods.


NET INTEREST INCOME

Net interest income is the most significant component of earnings. For analytical purposes, interest earned on tax exempt assets, such as industrial development revenue bonds and state and municipal obligations, is adjusted to a fully- taxable equivalent (FTE) basis. This adjustment is based upon the federal corporate income tax rate, and any interest expense which is disallowed as a deduction in connection with carrying tax exempt assets.

Net interest income on an FTE basis increased to $99,576,000 in the first nine months of 1995, compared with $93,593,000 for the same period of 1994. The increase in interest income (FTE) between periods was primarily volume driven, as opposed to rate driven, as increases in interest rates on loans were offset by increases in the costs of funding sources. The Company's net interest margin for the nine months ended September 30, 1995, was 4.73% , flat from the 4.73% reported for the same period in 1994. Margin pressure continues to impact rate spreads, since the first nine months of 1994 provided a rate spread of 4.15%, but declined to 3.99% for the same period in 1995.

Comparing volume changes in average asset and liability balances for the first nine months of 1995 to the first nine months of 1994, average loans increased $112,354,000, or 6.3%, average investment securities increased $73,911,000, or 10.44% and federal funds sold increased $13,749,000, or 12.6%. The net result was a $170,127,000 increase in average earning assets between periods. Average interest-bearing funds increased $113,988,000 or 6.2%, and federal funds purchased and securities sold under agreements to repurchase increased $24,856,000, or 36.0%, resulting in a $139,616,000, or 6.2% increase in average interest-bearing liabilities between the first nine months of 1995 and 1994.

Management anticipates that loan volumes will continue to increase, while interest rates remain at low levels. Provided the local economy remains strong and stable, customers will continue to maintain their savings in higher yielding deposit accounts. Current margin levels, while under significant pressure, may be sustainable during the next few quarters, due to continued improvements in asset quality, current loan pricing strategies and management's emphasis in pursuing core asset growth.

The following table provides the sources of interest income and expenses between the periods and the variances resulting from fluctuations in interest rate (rate) and changes in the amount (volume) of earning assets and interest-bearing liabilities.

CHANGES IN NET INTEREST INCOME - TAXABLE EQUIVALENT BASIS
(dollars in thousands)

                                                                                                               1995-1994
                               Average Balances           Average Rates          Interest         ---------------------------------
                             -------------------------------------------------------------------   Income
                               Nine Months Ended        Nine Months Ended    Nine Months Ended     Expense     Volume       Rate
                              9/30/95     9/30/94       9/30/95    9/30/94   9/30/95    9/30/94    Variance    Variance    Variance
                             ------------------------------------------------------------------------------------------------------
Loans, net                   $1,896,170   $1,783,816       9.53%      8.57%  $135,131   $114,357    $20,774     $ 7,493     $13,281
Interest-bearing
  deposits in other
  financial institutions         14,032       43,919       6.56%      4.52%       689      1,485       (796)     (1,285)        489
Investment securities:
    Tax-exempt                  161,975      148,803      10.73%     11.19%    12,999     12,454        545       1,071        (526)
    Taxable                     620,143      559,404       6.52%      5.79%    30,224     24,229      5,995       2,784       3,211
Federal funds sold              123,291      109,542       5.99%      4.13%     5,528      3,383      2,145         466       1,679
                             ------------------------------------------------------------------------------------------------------
    Total earning assets      2,815,611    2,645,484       8.76%      7.88%   184,571    155,908     28,663      10,529      18,134
                             ------------------------------------------------------------------------------------------------------
Allowance for loan losses       (26,161)     (28,491)
Cash and due from banks          79,105       78,250
Premises and equipment, net      67,061       64,445
Other assets                     86,148       92,114
                             -----------------------
    Total assets             $3,021,764   $2,851,802
                             =======================

Savings, IMMA deposits       $  757,325   $  807,534       2.91%      2.57%    16,495     15,533        962      (1,007)      1,969
Time deposits                 1,440,501    1,276,304       5.63%      4.36%    60,685     41,602     19,083       5,830      13,253
Federal funds purchased
  and securities sold under
  agreements to repurchase       93,917       69,061       5.96%      4.26%     4,190      2,201      1,989         942       1,047
Other borrowed funds             88,969       88,197       5.45%      4.74%     3,624      3,126        498          28         470
                             ------------------------------------------------------------------------------------------------------
    Total interest-
      bearing liabilities     2,380,712    2,241,096       4.77%      3.73%    84,994     62,462     22,532       5,793      16,739
                             ------------------------------------------------------------------------------------------------------
Demand deposits                 318,694      305,848
Other liabilities                35,809       33,802
Shareholders' equity            286,549      271,056
                             -----------------------
    Total liabilities and
    shareholders' equity     $3,021,764   $2,851,802
                             =======================

Rate spread                                                3.99%      4.15%
                                                          =========================================================================
Net interest margin/revenue                                4.73%      4.73%  $ 99,577   $ 93,446    $ 6,131     $ 4,736     $ 1,395
                                                          -------------------------------------------------------------------------


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

NONINTEREST INCOME AND EXPENSE

Noninterest income increased $216,000, to $7,456,000, in the third quarter of
1995, from $7,240,000 for the third quarter of 1994.   Income from mortgage
related activity increased $41,000 or 3.3% in the third quarter of 1995 compared with the third quarter of 1994. For the nine months ended September 30, 1995, noninterest income decreased $774,000, or 3.4% from the $22,565,000 reported for the nine months ended September 30, 1994. Service charges on deposit accounts increased $731,000, or 8.7%, over the $8,369,000 reported for the nine months ended September 30, 1994. The $1,092,000 decline in mortgage loan related income during 1995 was due to the recognition of approximately $2,200,000 of gains on the sale of certain mortgage servicing rights in the second quarter of 1994. The Company continues to analyze opportunities available through current fee structures, the expansion of trust, credit card, and annuity products, as a source for generating additional noninterest income.

During the third quarter of 1995, the Company sold $1.1 billion of purchased
mortgage servicing rights.   The sale will lower 1995 servicing income by $1.7
million and reduce amortization expense by $1.5 million. The sale had no material effect on net income. In addition, this transaction will eliminate future potential impairment and reduce the volatility of earnings from mortgage operations. The Company intends to continue originating and selling first mortgages but has decided to reduce the amount of mortgage servicing rights held on its books. Consequently, on a periodic basis, the Company intends to sell the rights to most non-originated mortgage loans and remove the capitalized servicing rights from its books.

Noninterest expense decreased to $24,047,000 in the third quarter of 1995, compared to $24,833,000 in the third quarter of 1994, a decrease of $786,000, or 3.2%, driven by the previously mentioned FDIC insurance refund of approximately $1,100,000 which helped offset small increases in other categories of noninterest expense. Specific categories which increased in third quarter 1995 over the same period in 1994 included personnel related expenses, increasing $425,000, or 3.4% over the previous year, and increases of $146,000 in promotional expenses and increases in postage, stationary and supplies of $190,000 over the same period in 1994. Year to date 1995 expenses were impacted by $851,000 of pre-tax, expenses associated with the Company's mortgage servicing business. Noninterest expense reported for the nine months ended September 30, 1995, increased $4,595,000, or 6.3% over the $72,776,000
reported for the first nine months of 1994.   Personnel related expenses, which
makes up the largest category of noninterest expense, increased $3,905,000, or 10.6%, between the first nine months of 1995 and the first nine months of 1994. As described previously, this increase is the result of the first quarter 1994 acquisition of Metro, which is included for all nine months of 1995, but for only seven months of 1994, and expenses related to the resignation of Mr. McNeece.

The Company's efficiency ratio (noninterest expense as a percentage of total FTE net interest income and noninterest income, excluding securities gains or losses) was impacted by these changes in income and expenses between periods, resulting in a significant decrease of 309 basis points, from 61.81% in third quarter 1994 to 58.72% in the third quarter of 1995. The efficiency ratio for the first nine months of 1995 decreased 292 basis points, from the 66.82% reported for the first nine months of 1994 to 63.90%.

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

Legislation is currently being proposed in the United States Congress, which among other things, would require members of the Savings Association Insurance Fund (SAIF) to pay a special assessment to recapitalize the fund and thereafter merge the SAIF into the Bank Insurance Fund (BIF). While negotiation of specific provisions of the proposed legislation is ongoing between the House and Senate Banking Committees, it is anticipated that the SAIF recapitalization will occur in early 1996. Under the proposed legislation, SAIF members will pay the special assessment to recapitalize their fund based on their insured deposits held on March 31, 1995. The amount of the assessment is to be determined by the Federal Deposit Insurance Corporation and is expected to be approximately 85 basis points per $100 of SAIF insured deposits. Based on the proposed legislation, the Company anticipates a charge against earnings of approximately $4 million for the special assessment. Such charge will be recorded as determined by the final legislation.

INCOME TAXES

Income tax expense was $4,591,000 for the third quarter of 1995, an increase of $277,000, or 6.4%, over the same period in 1994. For the first nine months of 1995, income tax expense was $11,332,000, an increase of $224,000 over the $11,108,000 reported for the first nine months of 1994. The effective tax rate for the nine months ended September 30, 1995 on a tax equivalent basis was 26.96%, an increase over the 25.61% reported in 1994. This year to date increase was due primarily to deferred tax benefits recorded in 1994, which were not available in 1995.


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

As the following table indicates, the Company has had significant success in improving core asset quality since September 30, 1994, and these improvements in asset quality are expected to continue. Since management has placed emphasis on asset quality procedures and training, the level of nonperforming loans and assets has shown improvement. Continued improvement will be largely dependent on the continuing economic strength in the markets the Company serves. Management anticipates a continuation of a relatively strong economy, and due to continued problem asset remediation, expects continued improvement in nonperforming loans, assets, and applicable asset quality ratios for the remainder of 1995.

RISK ELEMENTS
(dollars in thousands)

                                                        9/30/95      12/31/94       9/30/94
                                                      -------------------------------------
Nonperforming loans:
  Nonaccrual loans                                    $  19,129     $  18,936     $  24,932
  Renegotiated loans                                      1,095            45           368
                                                      -------------------------------------
    Total nonperforming loans                            20,224        18,981        25,300
Other real estate                                         9,138         9,813        16,645
                                                      -------------------------------------
    Total nonperforming assets                        $  29,362     $  28,794     $  41,945
                                                      =====================================
Loans past due 90 days or more                        $     373     $     214     $     291
                                                      =====================================

Nonperforming loans as a percentage
  of loans, net of unearned income                        1.03%         1.02%         1.39%
Nonperforming assets as a percentage
  of loans, net of unearned income, plus
  other real estate owned                                 1.48%         1.54%         2.28%
Allowance for loan losses as a
  percentage of nonperforming loans                     128.64%       139.48%       106.64%
Allowance for loan losses as a
  percentage of nonperforming assets
  and loans past due 90 days or more                     87.49%        91.26%        63.88%

During 1995, the Company has reduced its level of loan loss reserves from levels seen in 1994 as justified by the improvement in asset quality. This reduction was due to the impact of $2,423,000 in net charge offs, offset by a $1,963,000 provision expense. The current level of provision expense has been warranted by increased loan volumes and a return to normalized provision levels from previous quarters. Improvement in asset quality since 1993 contributed to the record low charge-off ratios. Activity in the allowance for loan losses, including the contribution from the acquisition of Metro during the first quarter of 1994, is provided below.

LOAN CHARGE-OFF ANALYSIS
(dollars in thousands)

                                                       For the Three Months Ended  For the Nine Months Ended
                                                       --------------------------  -------------------------
                                                          9/30/95     9/30/94         9/30/95     9/30/94
                                                       --------------------------  -------------------------
Allowance for loan losses, beginning of the period        $25,581     $28,849         $26,476     $24,269
Charge-offs                                                 1,069       2,423           4,075       5,071
Recoveries on loans charged-off                               584         712           1,652       2,020
                                                       ----------------------------------------------------
  Net charge-offs                                             485       1,711           2,423       3,051
Provision for loan losses                                     920        (159)          1,963        (136)
Allowance of subsidiary banks acquired                     ---           ---           ---          5,897
                                                       ----------------------------------------------------
Allowance for loan losses, end of the period              $26,016     $26,979         $26,016     $26,979
                                                       ====================================================

Net loans charged off as a percentage
  of average loans, net of unearned
  income (annualized)                                        .10%        .38%            .17%        .23%

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

ANALYSIS OF PERIOD END BALANCE SHEET CHANGES
(dollars in thousands)

                                                                        Change From        Change From
                                                                   ---------------------------------------
                                                                   12/31/94 to 9/30/95  9/30/94 to 9/30/95
                                                                   ---------------------------------------
                                  9/30/95     12/31/94     9/30/94          $        %         $        %
                                 -------------------------------------------------------------------------
Earning Assets:
Core earning assets:
 Commercial loans                $1,175,453   $1,102,088  $1,095,669      73,365    6.7      79,784    7.3
 Retail loans                       712,374      695,382     683,180      16,992    2.4      29,194    4.3
 Other core loans                    57,732       39,923      31,849      17,809   44.6      25,883   81.3
                                 -----------------------------------------------            -------
Total core earning assets         1,945,559    1,837,393   1,810,698     108,166    5.9     134,861    7.4
                                 -----------------------------------------------            -------
Incremental earning assets:
 Mortgage loans held-for-sale        25,095       13,519      14,429      11,576   85.6      10,666   73.9
 Investment securities              815,418      737,103     741,925      78,315   10.6      73,493    9.9
 Interest-bearing deposits
  with financial institutions        10,708       16,259      22,301      (5,551) (34.1)    (11,593) (52.0)
 Federal funds sold                  91,652      117,789      97,073     (26,137) (22.2)     (5,421)  (5.6)
                                 -----------------------------------------------            -------
Total incremental
 earning assets                     942,873      884,670     875,728      58,203    6.6      67,145    7.7
                                 -----------------------------------------------            -------
Total earning assets             $2,888,432   $2,722,063  $2,686,426     166,369    6.1     202,006    7.5
                                 ===============================================            =======

Deposits and Funds:
Core funds:
 Demand deposits                 $  335,441   $  349,121  $  347,081     (13,680)  (3.9)    (11,640)  (3.4)
 Interest-bearing checking          221,907      249,113     223,335     (27,206) (10.9)     (1,428)  (0.6)
 Century Service and IMMA           337,681      358,896     373,623     (21,215)  (5.9)    (35,942)  (9.6)
 Statement savings                  180,769      202,221     211,212     (21,452) (10.6)    (30,443) (14.4)
 Certificates less than
  $100 and IRAs                   1,091,057      936,396     908,704     154,661   16.5     182,353   20.1
                                 -----------------------------------------------            -------
Total core funds                  2,166,855    2,095,747   2,063,955      71,108    3.4     102,900    5.0
                                 -----------------------------------------------            -------
Incremental funds:
 Certificates over $100             261,954      225,240     219,763      36,714   16.3      42,191   19.2
 Other large deposits               158,313      163,498     154,176      (5,185)  (3.2)      4,137    2.7
 Federal funds purchased             32,092       44,485      23,731     (12,393) (27.9)      8,361   35.2
 Repurchase agreements               51,817       54,217      43,062      (2,400)  (4.4)      8,755   20.3
 Other short-term borrowings         11,173        6,427       8,632       4,746   73.8       2,541   29.4
 Long-term debt                      79,641       80,238      90,592        (597)  (0.7)    (10,951) (12.1)
                                 -----------------------------------------------            -------
Total incremental funds             594,990      574,105     539,956      20,885    3.6      55,034   10.2
                                 -----------------------------------------------            -------
Total funds                      $2,761,845   $2,669,852  $2,603,911      91,993    3.4     157,934    6.1
                                 ===============================================            =======


Total earning assets at September 30, 1995, were $2,888,432,000, up 6.1% from the $2,722,063,000 at December 31, 1994, and up 7.5% from $2,686,426,000 at
September 30, 1994. Total core earning assets increased 5.9% to $1,945,559,000 over the $1,837,393,000 reported at December 31, 1994 and 7.4% over the $1,810,698,000 reported at September 30, 1994. Incremental earning assets increased 6.6% to $942,873,000, from $884,670,000 reported at December 31,
1994, and increased 7.7% from the $875,728,000 at September 30, 1994.   The
most significant increase from December 31, 1994 and September 30, 1994 can be attributed to the increase in investment securities. Investment securities increased $78,315,000, or 10.6% since December 31, 1994, of which approximately $23,240,000, or 29.7% of the increase, is related to the gross impact of unrealized gains on securities available-for-sale since December 31, 1994.

Federal funds sold, interest-bearing deposits with financial institutions, and short-term U.S. Treasury and federal agency securities are held primarily for liquidity purposes while mortgage-backed securities are held for income
purposes.   The amortized cost and fair value of securities at September 30,
1995, are summarized as follows.

SECURITIES - AMORTIZED COST AND FAIR VALUE
(in thousands)

                                                                 Gross         Gross
                                               Amortized       Unrealized    Unrealized        Fair
                                                  Cost           Gains         Losses          Value
                                               --------------------------------------------------------
Investment securities
 available-for-sale:
  U.S. Treasury and U.S.
   Government Agencies                         $  230,901       $    962       $  1,494      $  230,369
  Mortgage-backed securities                      397,020          6,308          3,470         399,858
  State and municipal-taxable                      17,747             33              6          17,774
  Other investments                                13,438          1,756             89          15,105
                                               --------------------------------------------------------
      Total                                    $  659,106       $  9,059       $  5,059      $  663,106
                                               ========================================================
Investment securities
 held-to-maturity:
  State an municipal-tax exempt                $  152,312       $  5,584       $    965      $  156,931
                                               ========================================================

Similar to earning assets, management classifies funding sources into core and incremental categories. Core funding sources are primarily deposits held, including demand deposits, but excluding certificates of deposit greater than $100,000 and other large deposits. Incremental funds are defined as all other funding sources, including federal funds purchased and other borrowings.

Total funds at September 30, 1995, were $2,761,845,000, up 3.4% from the $2,669,852,000 at December 31, 1994, and up 6.1% from the $2,603,911,000 at
September 30, 1994. Total core funds increased to $2,166,855,000, or 3.4%, at September 30, 1995 from the $2,095,747,000 reported at December 31, 1994, and increased 5.0% from the $2,063,955,000 reported at September 30, 1994. Total incremental funds increased 3.6%, or $20,885,000, to $594,990,000 at September 30, 1995, from the $574,105,000 reported at December 31, 1994. Incremental funds increased $55,034,000, or 10.2% between September 30, 1994 and September 30, 1995, with the largest increase the result of increases in short-term borrowings, securities sold under agreements to repurchase and certificates of
deposits greater than $100,000.   Interest rates on deposits, although
stabilizing, have provided customers opportunities to obtain higher rates on deposits by moving balances from lower earning savings accounts to higher yielding certificates of deposit.


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

It is also the Company's objective for core liabilities to equal at least 100% of core earning assets and incremental funds not to exceed 40% of total funding. These objectives may be changed depending on management's evaluation of the maturity distribution of funding and earning assets and the nature of those assets and funding. At September 30, 1995, core funding to core earning assets equaled 111.37%, down from the 113.65% reported at December 31, 1994,
and from the 114.06% reported at September 30, 1994.   Incremental funding to
total funding equaled 21.54% at September 30, 1995, up slightly from the 21.51% at December 31, 1994, and 20.74% at September 30, 1994. These ratios are all well below the Company's maximum tolerance.

Through its lead affiliate bank, the Company maintains upstream overnight federal funds lines of credit of $80,000,000. These lines have occasionally been used to fund peak balances in mortgage loans held-for-sale. In September 1992, the parent Company secured a revolving line of credit totaling $3,000,000. Management knows of no demands, commitments or events that will result in, or that are likely to result in, the Company's liquidity increasing or decreasing in any material way.


INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity is defined as the exposure to variability in net interest income resulting from changes in market-based interest rates. It is the Company's philosophy to protect net interest income against unexpected changes in interest rates through a controlled assumption of interest rate risk for profit. This potential variability is closely monitored by the Company's traditional and beta adjusted gap positions. Since all interest rates and yields do not adjust in the same degree, the traditional and beta adjusted gap analysis is only a general indicator of rate sensitivity and net interest income volatility. Consequently, the Company relies heavily on simulation analysis and modeling of the Company's balance sheet in varying interest rate environments to gauge net income volatility and develop appropriate balance sheet strategies to assure attainment of the Company's objective. The Company's interest rate sensitivity at September 30, 1995, is as follows:

INTEREST RATE SENSITIVITY
(dollars in thousands)

                                                                      Assets and Liabilities Repricing Within
                                                         ------------------------------------------------------------
                                                            0-3         4-12          1-5        Over 5
                                                           Months      Months        Years       Years       Total
                                                         ------------------------------------------------------------
Interest-earning assets:
Loans, net of unearned income                            $  708,147   $ 330,429     $730,206    $201,872   $1,970,654
Investment securities available-for-sale                    145,708     293,335      158,833      65,230      663,106
Investment securities held-to-maturity                       13,195      11,365       45,968      81,784      152,312
Interest-bearing deposits in
  other financial institutions                                1,882       8,331          495         ---       10,708
Federal funds sold and securities
  purchased under agreements to resell                       91,652         ---          ---         ---       91,652
                                                         ------------------------------------------------------------
Total interest-earning assets                            $  960,584   $ 643,460     $935,502    $348,886   $2,888,432
                                                         ============================================================

Interest-bearing liabilities:
IMMA, interest bearing checking and savings deposits     $  740,357   $     ---     $    ---         ---   $  740,357
Time deposits                                               262,329     718,860      527,569       2,567    1,511,325
Federal funds purchased and securities
  sold under agreements to repurchase                        58,007      23,079        1,919         904       83,909
Other borrowings                                             11,594      20,420       52,100       6,700       90,814
                                                         ------------------------------------------------------------
Total interest-bearing liabilities                       $1,072,287   $ 762,359     $581,588    $ 10,171   $2,426,405
                                                         ============================================================

Interest sensitive gap                                    ($111,703)  $(118,899)    $353,914    $338,715   $  462,027

Cumulative interest sensitive gap                         ($111,703)  $(230,602)    $123,312    $462,027   $  462,027

Cumulative interest sensitivity gap as a
 percentage of interest sensitive assets (%)                  (3.87)      (7.98)        4.27       16.00



Management is of the opinion that the current rate sensitivity profile meets the Company's objectives. No material changes in the interest rate sensitivity profile are anticipated during the remainder of 1995.

CAPITAL RESOURCES AND ADEQUACY

It is the Company's risk management policy to maintain a capital base sufficient to support anticipated asset growth, merger activity and management's estimation of long-term earnings risk. Capital standards assume that the Company's risk profiles in liquidity, rate sensitivity and asset quality are in line with internal risk management objectives. The Company's risk-based capital position is well in excess of minimum regulatory standards. Consequently, management anticipates no change in asset allocation strategies to complement risk-based capital requirements. Additionally, the Company's leverage capital position is well in excess of the regulatory requirements. The Company's standards and capital levels at September 30, 1995, are provided below:

ANALYSIS OF CAPITAL ADEQUACY
(dollars in thousands)

                                                                        Regulatory          Internal
                                                         9/30/95        Guidelines          Standards
                                                       ----------       ----------      ----------------
Risk-based capital ratios:
  Tier 1 capital to risk-adjusted assets                    14.37%          4.00%       9.00%   (minimum)
  Tier 2 capital to risk-adjusted assets                     1.25           4.00        2.00    (maximum)
                                                       ----------
  Total capital to risk-adjusted assets                     15.62           8.00        9.00    (minimum)
                                                       ==========
Leverage ratios:
  Capital to assets                                          9.78%                      6.50    (minimum)
  Primary capital to adjusted assets                        10.53           5.50%       8.00%   (minimum)
  Primary tangible capital to adjusted assets               10.27                       6.00    (minimum)

Risk-based capital:
  Tier 1 capital                                       $  292,641
  Tier 2 capital                                           25,461
                                                       ----------
  Total capital                                        $  318,102
                                                       ==========

Risk-adjusted assets                                   $2,036,915
                                                       ==========

Management anticipates that risk-based and leverage ratios will remain above minimum regulatory standards. The Company has met all of its capital requirements through retained earnings while steadily increasing regulatory and internally defined capital ratio objectives.

The Company's internal capital generation and the factors that influence it are provided below:

INTERNAL CAPITAL GENERATION RATE

                                                                         For the Nine Months
                                                             ----------------------------------
                                                                      9/30/95           9/30/94
                                                             ----------------------------------
Return on average assets                                                 1.14%             1.29%
-----------------------------------------------------------------------------------------------
                                                   divided by
Average equity as a % of average assets                                  9.48              9.50
-----------------------------------------------------------------------------------------------
                                                       equals
Return on average equity                                                12.06             13.54
-----------------------------------------------------------------------------------------------
                                                        times
Earnings retained                                                       50.40             57.85
-----------------------------------------------------------------------------------------------
                                                       equals
Internal capital growth                                                  6.08              7.83
===============================================================================================


Cash dividends declared for the third quarter of 1995 equaled $.2125, a 9.0% increase over the $.1950 declared for the third quarter of 1994. For the nine months ended September 30, 1995, dividends totaled $.6250, compared to the $.5775 declared for the nine months ended September 30, 1994. Management is of the opinion that, given the Company's dividend policy, asset growth can be funded internally while maintaining the integrity of the Company's capital position.

The following table presents a summary of average balances for the quarters ended September 30, 1995 and 1994 along with interest earned and paid during each quarter and average rates by category.

QUARTERLY AVERAGES, MIX, INTEREST AND RATES
(dollars in thousands)

                                                          For the Three Months Ended
                                         ------------------------------------------------------
                                                      9/30/95                      9/30/94
                                         ------------------------------------------------------
                                          Average                       Average
                                          Balance   Interest Rate       Balance  Interest Rate
                                         ------------------------------------------------------
ASSETS
Interest-earning assets:
Net loans                                $1,943,469 $47,057  9.61%    $1,812,664 $39,899  8.75%
Interest-bearing deposits
  other financial institutions               12,543     215  6.80         27,503     414  5.97
Investment securities, taxable              647,342  10,452  6.41        582,255   8,812  6.00
Investment securities, non-taxable          169,005   4,476 10.51        148,041   4,268 11.44
Federal funds sold                          115,169   1,558  5.37         97,432   1,269  4.99
                                         ------------------           ------------------
    Total earning assets                  2,887,527  63,758  8.76      2,667,895  54,702  8.13
                                         ------------------           ------------------

Other assets                                 81,960                       95,062
Cash and due from banks                      81,364                       79,572
Premises and equipment, net                  67,127                       66,140
Less allowance for loan losses              (25,855)                     (28,551)
                                         ----------                   ----------
    Total assets                         $3,092,124                   $2,880,119
                                         ==========                   ==========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Savings and IMMA accounts                  $738,452   5,348  2.87       $814,692   5,466  2.66
Time deposits                             1,502,046  22,433  5.93      1,266,126  14,299  4.48
Federal funds purchased
 and securities sold under
 agreements to repurchase                    91,929   1,204  5.20         69,367     845  4.83
Other borrowed funds                         87,161   1,210  5.51         95,765   1,136  4.71
                                         ------------------           ------------------
Total interest-
      bearing liabilities                 2,419,587  30,195  4.95      2,245,951  21,746  3.84
                                         ------------------           ------------------
Noninterest-bearing
  demand deposits                           332,657                      326,863
Other liabilities                            41,621                       35,426
                                         ----------                   ----------
    Total liabilities                     2,793,865                    2,608,240
                                         ----------                   ----------
    Total shareholders' equity              298,259                      271,879
                                         ----------                   ----------
    Total liabilities and
      shareholders' equity               $3,092,124                   $2,880,119
                                         ==========                   ==========
Net interest income                                 $33,563                      $32,915
                                                    =======                      =======
Interest spread                                              3.81%                        4.29%
                                                            =====                        =====
Net interest margin                                          4.61%                        4.90%
                                                            =====                        =====


PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)        Exhibits.

           Number             Description of Exhibits

            2.1 Agreement and Plan of Reorganization, dated October 22, 1995 by and between the Company and Regions Financial Corporation (incorporated herein by reference to such document filed as Exhibit 2.1 of the Company's Current Report on Form 8-K dated October 22, 1995 and filed October 25, 1995).

            2.2 Stock Option Agreement, dated as of October 22, 1995 by and between the Company and Regions Financial Corporation (incorporated herein by reference to such docment filed as Exhibit 2.1 of the Company's Current Repot on Form 8-K dated October 22, 1995 and filed October 25, 1995).

           11.1      Statement Re Computation of Per Share Earnings

           27.1      Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         Dated and filed on July 5, 1995, a Form 8-K was filed pursuant to the completion of the previously announced acquisition of FF Bancorp, Inc., as a pooling of interests.

         Dated and filed on July 19, 1995, a Form 8-K was filed, announcing the election of Mr. Charles H. Byrd and Mr. Tildon A. Smith to the Registrant's Board of Directors.

         Dated and filed on July 25, 1995, a Form 8-K was filed, announcing the signing of a Letter of Intent between the Registrant and The Bank of Heard County, Franklin, Georgia, whereby the Registrant would acquire all of the outstanding stock of the $40 million asset Bank of Heard County in a tax free exchange of stock.

         Dated August 3, 1995 and filed August 28, 1995, a Form 8-K was filed as an update to the event reported July 25, 1995 announcing that the parties had signed an Agreement of Reorganization and Plan of Merger whereby The Bank of Heard County would be merged into Interim Heard Corporation, a wholly owned subsidiary of the Registrant.

         Dated and filed on August 16, 1995, a Form 8-K was filed, publishing financial results as of July 31, 1995, and for the seven months ended July 31, 1995 and 1994, including thirty days of combined operations following the consummation of the merger of FF Bancorp, Inc. with the Registrant.

         Dated October 22, 1995 and filed October 25, 1995, a Form 8-K was filed, announcing that the Registrant had entered into an Agreement and Plan of Reorganization, whereby the Registrant would be acquired by Regions Financial Corporation headquartered in Birmingham, Alabama.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST NATIONAL BANCORP


                                       Dated:  November 13, 1995




                              By:         /s/  Peter D. Miller
                                       --------------------------------------
                                          Peter D. Miller
                                          President, Chief Administrative,
                                               and Chief Financial Officer




                              By:         /s/  J. Reid Moore
                                       --------------------------------------
                                          J. Reid Moore
                                          Group Vice President and Controller